Form 10-Q
period 2011-06-30
Organic Spice Imports, Inc.
filed 2011-08-12
CIK 1517653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

                        COMMISSION FILE NUMBER: 000-54341


                           ORGANIC SPICE IMPORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                               45-1545032
(State of Incorporation)                             (I.R.S. Employer ID Number)

                             7910 Ivanhoe Ave. #414
                           La Jolla, California 92037
                                Tel: 858-459-1133
          (Address and telephone number of principal executive offices)

                                   Copies to:
                             Daniel C. Masters, Esq.
                                  P. O. Box 66
                               La Jolla, CA 92038
                              (858) 459-1133 - Tel
                              (858) 459-1103 - Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of Registrant's shares of common stock, $0.0001 par value, outstanding as of July 13, 2011 was 11,180,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2011, prepared by the company, immediately follow.

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        As of                As of
                                                                    June 30, 2011        March 31, 2011
                                                                    -------------        --------------
                                                                     (Unaudited)            (Audited)
ASSETS

Current Assets
  Cash                                                                 $ 4,862               $ 4,862
                                                                       -------               -------
Total Assets                                                           $ 4,862               $ 4,862
                                                                       =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                    $     0               $     0
                                                                       -------               -------
TOTAL LIABILITIES                                                            0                     0
                                                                       -------               -------
Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value 20,000,000 shares authorized, no shares issued or outstanding
  Common stock, $.0001 par value 100,000,000 shares authorized,
   11,180,000 shares issued and outstanding as of 6/30/2011 and
   3/31/11 respectively                                                  1,118                 1,118
  Additional paid in capital                                             4,000                 4,000
  Deficit accumulated during The development stage                        (256)                 (256)
                                                                       -------               -------
Total Shareholders' Equity                                               4,862                 4,862
                                                                       -------               -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 4,862               $ 4,862
                                                                       =======               =======


                        See Notes to Financial Statements

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                   From Inception
                                                                                  December 30, 2010
                                                             3 Months Ended            through
                                                             June 30, 2011          June 30, 2011
                                                             -------------          -------------
Revenue                                                       $         --           $         --
                                                              ------------           ------------
Total Revenue                                                           --                     --

Expenses
  Professional Expenses                                                 --                    256
  General & Admin Expenses                                              --                     --
                                                              ------------           ------------
Operating Expenses                                                      --                    256
                                                              ------------           ------------
Other Income (Expense)
  Current Income Tax                                                    --                     --
                                                              ------------           ------------
Income Tax Benefit                                                      --                     --
                                                              ------------           ------------

Net Income (Loss)                                             $         --           $       (256)
                                                              ============           ============

Basic and diluted earning (Loss) per Share                    $      (0.00)
                                                              ============

Weighted average number of common shares outstanding            11,180,000


                        See Notes to Financial Statements

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period from
                                                                                  Inception
                                                                                December 30, 2010
                                                          6 Months Ended            through
                                                           June 30, 2011         June 30, 2011
                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                          $   (256)             $   (256)
                                                             --------              --------
  Adjustments to reconcile net income (loss) to net
   cash (used in) operations                                       --                    --
  Changes in operating assets and liabilities                      --                    --
                                                             --------              --------
Net Cash provided by (used in) operations                        (256)                 (256)
                                                             --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities                          --                    --
                                                             --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock Issued for Cash                                  5,000                 5,000
  Common Stock Issued for Expense                                 118                   118
                                                             --------              --------
Net cash provided by financing activities                       5,118                 5,118
                                                             --------              --------
Net increase (decrease)                                         4,862                 4,862

Cash beginning of period                                        4,862                    --
                                                             --------              --------

Cash end of period                                           $  4,862              $  4,862
                                                             ========              ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued per Court Order                        $    118              $    118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                              $     --              $     --
  Income taxes paid                                          $     --              $     --
                                                             ========              ========


                        See Notes to Financial Statements

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (Unaudited)


NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Organic Spice Imports, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on December 30, 2010. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. ("SGO"). Under SGO's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which SGO had in the development of an organic spice importing business; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10-05, "Development Stage Entity." The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b. BASIC EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

c. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENT

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (Unaudited)


e. REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

f. STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the FASB Accounting Standards Classification using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

g. INCOME TAXES

Income taxes are provided in accordance with the FASB Accounting Standards Classification. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (Unaudited)


COMMON STOCK: As of June 30, 2011, there were a total of 11,180,000 common shares issued and outstanding.

The Company's first issuance of common stock, totaling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. ("SGO"). The Court ordered the distribution of shares in Organic Spice Imports, Inc. to all general unsecured creditors of SGO, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the issuance of 100,000 shares in the Company to the sole shareholder of SGO. The Court also ordered the distribution of 1,000,000 shares in the Company to the administrative creditors of SGO; these creditors received one share of common stock in the Company for each $0.05 of SGO's administrative debt which they held.

The Court also ordered the distribution of warrants in the Company to all administrative creditors of SGO, with these creditors to receive five warrants in the Company for each $0.05 of SGO's administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. This warrant distribution also took place on December 30, 2010.

On March 29, 2011 the Company's two officers acquired a total of 10,000,000 common shares from the Issuer in a private placement. The shares were purchased at the price of $0.0005 per share for a total of $5,000.

As a result of these issuances there were a total 11,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at June 30, 2011.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2011 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                                   (Unaudited)


NOTE 7. WARRANTS AND OPTIONS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. ("SGO") to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. As of the date of this report, no warrants have been exercised.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended June 30, 2011.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

     Organic Spice Imports, Inc. (the "Company"), was incorporated on December 30, 2010 under the laws of the State of Delaware. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. ("SGO"). Under SGO's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own the spice importation business of SGO; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its equity interest holder in order to enhance their opportunity to recover from the bankruptcy estate.

     Management believes the Company lacks the resources to effectively develop such an import business on its own at this time and is therefore engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to take the Company in a new direction and bring greater value to its shareholders. The Company has been in the development stage since its formation and has not yet realized any revenues from operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2011 we had assets of $4,862, all in cash, and no liabilities, and we had an accumulated deficit of $256. As of March 31, 2011, our last audit date, we also had assets of $4,862, all in cash, and no liabilities, and we had an accumulated deficit of $256. Thus there was no change during the quarter. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any costs we may incur in excess of our limited cash on hand. Our President and our Secretary have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances will be interest-free.

RESULTS OF OPERATIONS

     The Company has no current operations and does not have any revenues or earnings from operations. Moreover, the Company has had no operations and no revenues since its inception on December 30, 2010, and no operations will develop unless and until the Company is successful in its plan to merge with or acquire an operating business.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have cash or other material assets nor does it have any operations or revenues from operations. It is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the period ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There have been no material changes to the risks to our business from those described in our initial Form 10 filing as filed with the SEC on April 7, 2011, and the subsequent amendment thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company's first issuance of common stock, totaling 1,180,000 shares, was made pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. ("SGO"). The Court ordered the distribution of 1,180,000 shares in Organic Spice Imports, Inc. to all general unsecured creditors of SGO, all administrative creditors of SGO, and all shareholders of SGO. On March 29, 2011 the President and the Secretary of the Company acquired a total of 10,000,000 common shares from the Issuer in a private placement. The shares were purchased at a price of $0.0005 per share for total proceeds of $5,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

No.                                 Description
---                                 -----------

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011              Organic Spice Imports, Inc.


                                   By: /s/ Ali Balaban
                                       ---------------------------------
                                       Ali Balaban
                                       President, CEO and Director


                                   By: /s/ Daniel Masters
                                       ---------------------------------
                                       Daniel Masters
                                       CFO, Secretary, and Director