Form 10-Q
period 2011-09-30
Organic Spice Imports, Inc.
filed 2011-10-31
CIK 1517653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-1 (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of Registrant's shares of common stock, $0.0001 par value, outstanding as of October 13, 2011 was 11,180,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2011, prepared by the company, immediately follow.

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                            As of              As of
                                                                         September 30,        March 31,
                                                                             2011               2011
                                                                           --------           --------
                                                                          (Unaudited)         (Audited)
ASSETS

Current Assets
  Cash                                                                     $  4,862           $  4,862
                                                                           --------           --------

      Total Assets                                                         $  4,862           $  4,862
                                                                           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                        $      0           $      0
                                                                           --------           --------
      TOTAL LIABILITIES                                                           0                  0

Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value 20,000,000 shares authorized, no shares issued or outstanding
  Common stock, $.0001 par value 100,000,000 shares authorized,
   11,180,000 shares issued and outstanding as of 6/30/2011
   and 3/31/11 respectively                                                   1,118              1,118
  Additional paid in capital                                                  4,000              4,000
  Deficit accumulated during The development stage                             (256)              (256)
                                                                           --------           --------
      Total Shareholders' Equity                                              4,862              4,862
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  4,862           $  4,862
                                                                           ========           ========


                        See Notes to Financial Statements

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     3 Months               6 Months
                                                       Ended                  Ended
                                                    September 30,          September 30,
                                                        2011                   2011
                                                    ------------           ------------
Revenue                                             $         --           $         --
                                                    ------------           ------------
Total Revenue                                                 --                     --

Expenses
  Professional Exps                                                                  --
  General & Admin Exps                                        --                     --
                                                    ------------           ------------
Operating Expenses                                            --                     --
                                                    ------------           ------------

Other Income (Expense)

Current Income Tax                                            --                     --
                                                    ------------           ------------

Net Income (Loss)                                   $         --           $         --
                                                    ============           ============

Basic and diluted earning (Loss) per Share                 (0.00)                 (0.00)
                                                    ------------           ------------
Weighted average number of common shares
 outstanding                                          11,180,000             11,180,000


                        See Notes to Financial Statements

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                 Period from
                                                                                  Inception
                                                            6 Months           December 30, 2010
                                                              Ended                through
                                                           September 30,         September 30,
                                                               2011                  2011
                                                             --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                          $     --              $   (256)
                                                             --------              --------
  Adjustments to reconcile net income (loss) to net
   cash (used in) operations                                       --                    --

  Changes in operating assets and liabilities                      --                    --

Net Cash provided by (used in) operations                          --                  (256)
                                                             --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities                          --                    --
                                                             --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock Issued for Cash                                     --                 5,000
  Common Stock Issued for Expense                                  --                   118
                                                             --------              --------

Net cash provided by financing activities                          --                 5,118
                                                             --------              --------
Net increase (decrease)                                            --                 4,862
                                                             --------              --------
Cash beginning of period                                        4,862                    --
                                                             --------              --------
Cash end of period                                           $  4,862              $  4,862
                                                             ========              ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued per Court Order                        $     --              $    118
                                                             ========              ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                              $     --              $     --
  Income taxes paid                                          $     --              $     --
                                                             --------              --------


                        See Notes to Financial Statements

                           ORGANIC SPICE IMPORTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
                                   (UNAUDITED)


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

COMMON STOCK: As of September 30, 2011, there were a total of 11,180,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at September 30, 2011.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2011 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

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

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended September 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2011 we had assets of $4,862, all in cash, and no liabilities, and we had an accumulated deficit of $256. As of March 31, 2011, our last audit date, we also had assets of $4,862, all in cash, and no liabilities, and we had an accumulated deficit of $256. Thus there was no change during the quarter. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

GOING CONCERN

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the period ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 31, 2011             Organic Spice Imports, Inc.


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