Form 10-Q
period 2011-10-31
Organic Spice Imports, Inc.
filed 2012-02-06
CIK 1517653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2011

COMMISSION FILE NUMBER: 000-54341

ORGANIC SPICE IMPORTS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	45-1545032
(State of Incorporation)	(I.R.S. Employer ID Number)

7910 Ivanhoe Ave. #414

La Jolla, California 92037

Tel: 858-459-1133

(Address and telephone number of principal executive offices)

Copies to:

Daniel C. Masters, Esq.

P. O. Box 66

La Jolla, CA 92038

(858) 459-1133 - Tel

(858) 459-1103 - Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of January 23, 2012 was 11,180,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2011, prepared by the company, immediately follow.

ORGANIC SPICE IMPORTS, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2011	March 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash	$4,862	$4,862

TOTAL ASSETS	$4,862	$4,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,915	$2,668
Notes payable -related party	31,962	25,930

Total Current Liabilities	36,277	28,598

TOTAL LIABILITIES	36,277	28,598

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized,1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	258,845	258,845
Deficit accumulated during the development stage	(294,837)	(28,598)

Total Stockholders’ Deficit	(34,277)	(289,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,000	$-

See Notes to Financial Statements

ORGANIC SPICE IMPORTS, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

			Cumulative
	For the Three Months	For the Nine Months	December 30, 2010 (inception)
	December	December	December
	31, 2011	31, 2011	31, 2011

Revenues	$-	$-	$-
Total Revenue	-	-	-

Expenses
Professional Exps.	3,650	3,650	3,650
General & Admin Exps	370	370	626
Operating Expenses	4,020	4,020	4,276

Other Income (Expense)

Current Income Tax	-	-	-
Income Tax benefit
Net Income (Loss)	(4,020)	(4,020)	(4,276)

Basic and Diluted Earnings

(Loss) per Share	(0.0004)	(0.0004)

Weighted average number of comon shares	11,180,000	11,180,000
Outstanding

See Notes to Financial Statements

ORGANIC SPICE IMPORTS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31, 2011	Period from Inception December 30, 2010 through December 31, 2011
Cash Flows From Operating Activities
Net Income (Loss)	$(4,020)	$(4,276)

Adjustments to reconsile net income (loss) to net cash (used in) operations	-	-

Changes In Operating assets and liabilities
Increase in current liabilities (accrued expenses)	4,020	4,020
Net cash provided by (used in) operations	-	(256)

Cash Flows From Ivesting Activities
Net cash provided by investing activities	-	-

Cash Flows From Financing Activities
Common Stock issued for cash	-	5,000
Common Stock issued for expense	-	118
Net cash provided by financing activities	-	4,862
Net increase (decrease)	-	4,862
Cash beginning of period	4,862	-
Cash end of period	4,862	4,862

Non Cash Investing and Financing Activities
Common stock issued per court order		118

Supplemental Disclosures of Cash Flow Information
Interest Paid	-	-
Income Taxes paid		-

See Notes to Financial Statements

ORGANIC SPICE IMPORTS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Organic Spice Imports, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on December 30, 2010. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which SGO had in the development of an organic spice importing business; and (2) issue shares of its common stock to SGO’s general unsecured creditors, to its administrative creditors, and to its shareholder. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b. BASIC EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

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

COMMON STOCK: As of December 31, 2011, there were a total of 11,180,000 common shares issued and outstanding.

The Company’s first issuance of common stock, totaling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”). The Court ordered the distribution of shares in Organic Spice Imports, Inc. to all general unsecured creditors of SGO, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the issuance of 100,000 shares in the Company to the sole shareholder of SGO. The Court also ordered the distribution of 1,000,000 shares in the Company to the administrative creditors of SGO; these creditors received one share of common stock in the Company for each $0.05 of SGO’s administrative debt which they held.

The Court also ordered the distribution of warrants in the Company to all administrative creditors of SGO, with these creditors to receive five warrants in the Company for each $0.05 of SGO’s administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. This warrant distribution also took place on December 30, 2010.

On March 29, 2011 the Company’s two officers acquired a total of 10,000,000 common shares from the Issuer in a private placement. The shares were purchased at the price of $0.0005 per share for a total of $5,000.

As a result of these issuances there were a total 11,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at December 31, 2011.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2011 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

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

NOTE 7. WARRANTS AND OPTIONS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. As of the date of this report, no warrants have been exercised.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended December 31, 2011.

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

BUSINESS AND PLAN OF OPERATION

Organic Spice Imports, Inc. (the "Company"), was incorporated on December 30, 2010 under the laws of the State of Delaware. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own the spice importation business of SGO; and (2) issue shares of its common stock to SGO’s general unsecured creditors, to its administrative creditors, and to its equity interest holder in order to enhance their opportunity to recover from the bankruptcy estate.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011 we had assets of $4,862, all in cash, liabilities of $4,020, and an accumulated deficit of $4,276. As of March 31, 2011, our last audit date, we also had assets of $4,862, all in cash, but at that time we had no liabilities, and we had an accumulated deficit of $256. Thus expenses increased significantly during the period. This was largely the result of increased activity related to the search for and discussions with potential merger or acquisition partners. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

GOING CONCERN.

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets, nor does it have any operations or revenues from operations. It is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our initial Form 10 filing as filed with the SEC on April 7, 2011, and the subsequent amendment thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

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

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2011 and March 31, 2011, (ii) Statement of Operations for the three and nine months ended December 31, 2011, (iii) Statement of Cash Flows for the nine months ended December 31, 2011, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2012 Organic Spice Imports, Inc.

By: /s/ Ali Balaban

_________________________________

Ali Balaban

President, CEO and Director

By: /s/ Daniel Masters

_________________________________

Daniel Masters

CFO, Secretary, and Director