Form 10-K
period 2012-03-31
Organic Spice Imports, Inc.
filed 2012-05-15
CIK 1517653

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54341
_______________________________________________

Organic Spice Imports, Inc.
 (Exact name of registrant as specified in its charter)
______________________________________________

Delaware	45-1545032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Empire Blvd., 5th Floor, South Hackensack, New Jersey 07606

(Address of principal executive offices)

(201) 518-1925

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    ☐                                                                                   Accelerated Filer                       ☐

              Non-accelerated Filer          ☐                                                                                  Smaller Reporting Company   ☒
   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of September 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 14, 2012, there were 11,180,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Organic Spice Imports, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Organic Spice Imports, Inc. (“we”, “us”, “our” or the “Company”) was incorporated under the laws of the State of Delaware on December 30, 2010. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”), a California corporation. SGO was incorporated in the State of California in 2006 and was formed to import specialty organic spices from South Asia and sell them in the United States.  SGO was undercapitalized and sales of its spice products were slow to develop.  As a result, SGO lacked sufficient cash flow to meet its current obligations and on October 1, 2010, SGO filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court for the Central District of California.  SGO's Plan of Reorganization (the "Plan") was confirmed by the U.S. Bankruptcy Court for the Central District of California on November 19, 2010. The Plan provided, among other things, for the incorporation of the Company, the spin off of SGO's importing business to the Company, and the distribution of the Company’s shares to the bankruptcy creditors.  The Company lacked the resources required to effectively develop an import business and, therefore, engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2011, and since its effectiveness, has focused its efforts to identify a possible business combination. The Company selected March 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

On February 10, 2012, a change in control occurred as a result of the sale by the Company’s majority stockholders of 11,050,000 shares of common stock.  In connection with the change in control, the Company entered into a  General Assignment and Assumption Agreement, dated February 10, 2012 ("Effective Date"), pursuant to which it sold, assigned and transferred to Retail Spicy Gourmet, Inc. ("RSG"), a Delaware corporation, all rights and interests it may have to sell spices and related products (the "Business") as set forth in the Plan in exchange for RSG's assumption of any and all liabilities of the Company preceding the Effective Date, including without limitation, Organic Spice's obligation under the Plan to distribute 25% of its gross profits derived from all sales of spices and related products to certain creditors as set forth in the Plan.

On March 5, 2012, the Company and its wholly owned subsidiary X-Factor Acquisition Corp., a Delaware corporation formed solely for the purpose of completing the transaction (“MergerCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with X-Factor Communications, LLC, a New York limited liability company (“X-Factor”). X-Factor is a provider of interactive digital media network software and services. Upon consummation of the transactions contemplated by the Merger Agreement, MergerCo will be merged with and into X-Factor, at which time, the separate existence of MergerCo shall cease and X-Factor shall continue as the surviving entity and wholly-owned subsidiary of the Company (the “Merger”). There can be no assurances that the transactions contemplated under the Merger Agreement will be consummated.

The Company currently serves as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Merger Agreement. In the event the Company does not consummate the transactions contemplated by the Merger Agreement, the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Charles Saracino, the sole officer and director of the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)                      Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)                      Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)                      Strength and diversity of management, either in place or scheduled for recruitment;

(d)                      Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)                      The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)                      The extent to which the business opportunity can be advanced; and

(g)                      The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time, the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote very limited time to our business until the consummation of the transactions contemplated by the Merger Agreement or, alternatively, the acquisition of another successful business opportunity has been indentified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of May 11, 2012, there were 50 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company currently serves as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Merger Agreement. In the event the Company does not consummate the transactions contemplated by the Merger Agreement, the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)         investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to, advanced, or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash assets. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Management has had contact and discussions with representatives of other entities regarding a business combination with us. As of the date of this filing, the Company is party to a Merger Agreement, pursuant to which X-Factor will be merged with and into the Company’s wholly owned subsidiary. There can be no assurances that the transactions contemplated under the Merger Agreement will be consummated.

In the event that the Company does not consummate the transactions contemplated by the Merger Agreement, the Company’s business plan will include seeking another target company to complete a business combination. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2012, the Company has no assets.  This compares with assets of $4,862 comprised exclusively of cash as of March 31, 2011. The Company had no liabilities as of March 31, 2012.  This compares with no liabilities as of March 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended March 31, 2012 and for the cumulative period from December 30, 2010 (Inception) to March 31, 2012.

	Fiscal Year Ended March 31, 2012	For the Period Ended March 31, 2011	For the Cumulative Period from December 30, 2010 (Inception) to March 31, 2012
Net Cash (Used in) Operating Activities	$(4,862)	$(256)	$(5,118)
Net Cash (Used in) Investing Activities	$-	$-	-
Net Cash Provided by Financing Activities	$-	$5,118	$5,118
Net Increase (Decrease) in Cash	$(4,862)	$4,862	$-

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. We believe we will be able to meet these costs through borrowing or advances from management or affiliates of management. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 30, 2010 (Inception) to March 31, 2012.  It is unlikely the Company will have any revenues unless it is able to complete the transactions contemplated by the Merger Agreement or, alternatively, effect a acquisition or merger with another operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to consummate the transactions contemplated by the Merger Agreement.

For the fiscal year ended March 31, 2012, the Company had a net loss of $4,862, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the cumulative period from December 30, 2010 (Inception) to March 31, 2011, the Company had a net loss of $256 comprised of expenses incurred in relation to the formation of the Company.

For the cumulative period from December 30, 2010 (Inception) to March 31, 2012, the Company had a net loss of $5,118 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2011, the preparation and filing of the Company’s periodic reports, and general, administrative, and interest expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

Organic Spice Imports, Inc.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

March 31, 2012 and 2011

Stan J.H. Lee, CPA
2160 North Central Rd.  Suite 209* Fort Lee * NJ 07024
P.O. Box 436402 * San Diego * CA 92143-9402
619-623-7799 *Fax 619-564-3408 *  E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Organic Spice Imports, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Organic Spice Imports, Inc. as of March 31, 2012 and 2011, and the related statements of operation, shareholders' equity (deficit) and cash flows for the fiscal year ended March 31, 2012 and period from December 30, 2010 (inception date) to March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An  audit includes consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in  the  circumstances, but  not  for the purpose of expressing an opinion  on  the  effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Spice Imports, Inc. as of March 31, 2012 and 2011, and the results of its operation and its cash flows for the period aforementioned in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has not established any source of revenue to cover its operating costs and continuing losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA
April 30, 2012
Fort Lee, NJ, 07024

Registered with the Public Company Accounting Oversight Board
Member of New Jersey Society of Certified Public Accountants
Registered with Canadian Public Accountability Board

ORGANIC SPICE IMPORTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	March 31,	March 31,
	2012	2011

ASSETS

Assets
Cash	$-	4,862

TOTAL ASSETS	$-	4,862

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

TOTAL LIABILITIES	$-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value:
20,000,000 shares authorized, no shares issued
and outstanding as of March 31, 2012 and 2011	-	-
Common stock, $0.0001 par value:
100,000,000 shares authorized,
11,180,000 shares issued and
outstanding as of March 31, 2012 and 2011	1,118	1,118
Additional paid in capital	4,000	4,000
Deficit accumulated during the development stage	(5,118)	(256)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	-	4,862

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	4,862

See Notes to Financial Statements

ORGANIC SPICE IMPORTS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	Period Ended Mar. 31, 2012	Period Ended Mar. 31, 2011	From Inception Dec. 30, 2010 through Mar. 31, 2012

Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses
Organizational expenses	-	256	256
General & Admin expenses	4,862	-	4,862

Operating Expenses	4,862	256	5,118

Other Income (Expense)	-	-	-

Net Income (Loss)	(4,862)	(256)	(5,118)

Basic and diluted earning
(Loss) per Share	(0.000)		(0.000)

Weighted average number
of common shares
outstanding –
Basic and Diluted	11,180,000	11,180,000

See Notes to Financial Statements

ORGANIC SPICE IMPORTS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From inception, December 30, 2010, to March 31, 2012

	Common Stock		Additional Paid-in	Accumulated During the	Total Stockholders
	Shares	Amount	Capital	Development Stage	Equity
Common Stock Issued
Per Court Order
December 30, 2010	1,180,000	$118	$0	$0	$118

Common Stock Issued
to Officers
March 29, 2011 at
$0.0005 per share
in cash	10,000,000	$1,000	$4,000	-	$5,000

Net loss for
Period Ended	-	-	-	(256)	(256)
March, 31, 2011

Balance,
March, 31, 2011	11,180,000	$1,118	$4,000	$(256)	$4,862

Net loss for
Period Ended
March, 31, 2012	-	-	-	$(4,862)	$(4,862)

Balance,
March, 31, 2012	11,180,000	$1,118	$4,000	$(5,118)	$-

See Notes to Financial Statements

ORGANIC SPICE IMPORTS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Period Ended Mar. 31, 2012	Period Ended Mar. 31, 2011	From Inception Dec. 30, 2010 through Mar. 31, 2012

Cash Flows From
Operating Activities

Net Income (Loss)	$(4,862)	$(256)	$(5,118)

Adjustments to reconcile
net income (loss) to net
cash (used in) operations	-	-	-

Net Cash provided by
(used in) operations	(4,862)	(256)	(5,118)

Cash Flows From
Investing Activities			-

Net cash provided by
investing activities	-	-	-

Cash Flows From
Financing Activities

Common Stock Issuance
For Cash	-	5,000	5,000

Common Stock Issuance
For Expense	-	118	118

Net cash provided by
financing activities	-	5,118	5,118

Net increase (decrease)	(4,862)	4,862	-

Cash beginning of period	4,862	-	-

Cash end of period	$-	$4,862	-

Non-Cash Investing and
Financing Activities
Common stock issued per
Bankruptcy Court Order	$-	$118	$118

Supplemental Disclosures of
Cash Flow Information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements

ORGANIC SPICE IMPORTS, INC.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011

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

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

ORGANIC SPICE IMPORTS, INC.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have any cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

ORGANIC SPICE IMPORTS, INC.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of March 31, 2012, there were a total of 11,180,000 common shares issued and outstanding.

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

On March 29, 2011 the two individuals then serving as officers of the Company acquired a total of 10,000,000 common shares from the Issuer in a private placement. The shares were purchased at the price of $0.0005 per share for a total of $5,000. No shares have been issued since March 29, 2011.

As a result of these issuances there were a total 11,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at March 31, 2012.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

ORGANIC SPICE IMPORTS, INC.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011

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

NOTE 8. CHANGE IN CONTROL

On February 10, 2012, Ali Balaban, Daniel C. Masters and certain other stockholders (collectively, the "Selling Stockholders") of the Company sold an aggregate of 11,050,000 shares of common stock (the "Shares")which represents 98.8 % of the outstanding shares  and warrants to purchase an aggregate of 5,000,000 shares of common stock (the "Warrants") of the Company to  Randle Kenilworth, Peter Quigley and Donald Wright (collectively, the "Buyers") pursuant to an Amended and Restated Agreement for the Purchase of Common Stock and Warrants, dated January 13, 2012 and amended on January 20, 2012 (the "Purchase Agreement") by and among Daniel C. Masters, as representative for the Selling Stockholders, X-Factor Communications, LLC, a New York limited liability company ("X-Factor"), and the Buyers.

NOTE 9. AGREEMENTS

On February 10, 2012 (the "Closing Date"), Organic Spice Imports, Inc. (the "Company") entered into a General Assignment and Assumption Agreement ("Assignment Agreement"), pursuant to which the Company agreed to transfer to Retail Spicy Gourmet, Inc. ("RSG") any and all rights which the Company may have to sell spices and related products as set forth in the Bankruptcy Plan of Spicy Gourmet Organics, Inc. as confirmed by written Order of the Court on November 19, 2010 (the "Plan") and RSG agreed to assume any and all liabilities of the Company preceding the date of the Assignment Agreement, including but not limited to, the Company's obligation under the Plan to distribute 25% of its gross profits derived from all sales of spices and related products to certain creditors as set forth in the Plan (collectively, the "Obligations").

ORGANIC SPICE IMPORTS, INC.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2012 and 2011

NOTE 9. AGREEMENTS (Continued)

On March 5, 2012, Organic Spice Imports, Inc., a Delaware corporation and its wholly owned subsidiary X-Factor Acquisition Corp., a Delaware corporation (“MergerCo”), entered into an Agreement and Plan of Merger with X-Factor Communications, LLC, a New York limited liability company (“X-Factor”).   X-Factor is a provider of interactive digital media network software and services. The X-Factor Digital Media Network Platform, its cloud-based digital signage, web and mobile solution, is delivered as a software-as-a-service and under software license model, enables its customers to build simple yet scalable marketing, advertising and corporate digital media networks. The merger agreement has not closed as of the date of issuance of audit report.

NOTE 10. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended March 31, 2012.

NOTE 11.  SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s officers and directors, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and sole director; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. In addition, we are not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

              None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

We experienced a change in our board of directors and management in connection with the closing of the transactions contemplated by the Purchase Agreement (defined below). On February 10, 2012 (the “Closing Date”), Ali Balaban resigned as President and a director of the Company, Daniel C. Masters resigned as Secretary and Treasurer of the Company and Charles Saracino was appointed to serve as a director and as Chief Executive Officer, President, Treasurer and Secretary of the Company, effective on the Closing Date. Mr. Masters and Dinesh Perera each resigned as a director of the Company, effective ten (10) days following the filing of an Information Statement on Schedule 14f-1 with the Securities and Exchange Commission and the mailing of it to the Company's stockholders of record (the “Effective Date"). Accordingly, there was change in a majority of the Company’s directors on the Effective Date.

The following table sets forth certain information regarding the Company’s current directors and executive officers:

Name	Age	Position	Term
Charles Saracino	54	Chief Executive Officer, President, Treasurer, Secretary, and Sole Director	February 10, 2012 through Present

Except as described herein, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Charles Saracino, age 54, Chief Executive Officer, President, Treasurer,  Secretary and a director immediately upon the Closing.  Mr. Saracino’s entrepreneurial career of 26 years has spanned television, corporate and Internet broadcast services as well as digital media software and creative services.  Mr. Saracino has served as the President and Chief Executive Officer of X-Factor since its founding in May 2005.  X-Factor was formed as a spin-off from Intellispace Inc., an Internet service provider where Mr. Saracino served as VP and General Manager of Intellispace’s newly formed Media Services division from October 2003 to the founding of X-Factor LLC in May 2005. Prior to joining Intellispace Inc, Mr. Saracino founded MediaOnDemand.com ("MOD") in 1992 and led the company as its President and Chief Executive Officer from inception to 2002 when the company was sold to a public company, Visual Data Corp of Pompano Beach, Florida. Prior to founding MOD in 1992, Mr. Saracino co-founded Waterfront Communications Corp. (WCC) and served as its Executive Vice President/General Manager from 1985 to 1992, where he was instrumental in creating the first successful switched video broadcast network to incorporate fiber optic, satellite and microwave technologies. Following the sale of Waterfront to Video Services Corporation ("VSC") sale in 1989, until 1992, Mr. Saracino was retained under contract with VSC as General Manager and to manage new business development.  Mr. Saracino was appointed to serve as a director of the Company because his experience and affiliation with X-Factor will be beneficial to the Company in connection with the Company's future business plan.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the Forms 3, 4 and 5 (and amendments thereto) received by it during the fiscal year ended March 31, 2012 and written representations that no other reports were required, the Company believes that the following persons have failed to comply with Section 16(a) filing requirements during such fiscal year:

Name of Beneficial Owner	No. of Transactions	Forms Failed to File
Ali Balaban	1	Form 3 Form 4
Daniel C. Masters	1	Form 3 Form 4
Dinesh Perera	1	Form 3 Form 4

Code of Ethics

On May 14, 2012, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is attached hereto as Exhibit 14.1. Requests for copies of the Code of Ethics should be sent in writing to Organic Spice Imports, Inc., Attention: President, 3 Empire Blvd., 5th Floor, South Hackensack, New Jersey 07606. .

Nominating Committee

The Board of Directors acts as the nominating committee. Because only three stockholders hold over 98% of our Common Stock, the Company has not adopted any charter, policy or procedure for security holders to submit recommendations or nominations to our Board of Directors. Furthermore, the Company does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are more advanced.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to executive officers and directors during the fiscal years ended March 31, 2011 and 2012 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Ali Balaban, President and Director(1)	2011 2012	None None	None None	None None	None None	None None
Daniel C. Masters, Secretary, Treasurer and Director(2)(3)	2011 2012	None None	None None	None None	None None	None None
Dinesh Perera Director(3)	2011 2012	None None	None None	None None	None None	None None
Charles Saracino, Chief Executive Officer, President, Secretary, Treasurer and Director(4)	2011 2012	None None	None None	None None	None None	None None

(1)	Mr. Balaban resigned as President and director of the Company on February 10, 2012.
(2)	Mr. Masters resigned as Secretary and Treasurer of the Company on February 10, 2012.
(3)	Mr. Masters and Mr. Perera each resigned as a director of the Company, effective on March 3, 2012.
(4)	Mr. Saracino was appointed on February 10, 2012.

None of the Company’s officers and directors has received any compensation since December 30, 2010 (Inception) for services rendered in all capacities. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar functions; therefore, it does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of May 11, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all officers and directors as a group.

As of the date of this filing, there are 11,180,000 shares of Common Stock issued and outstanding.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. The address with respect to each of the individuals listed below is 3 Empire Blvd., 5th Floor, South Hackensack, NJ 07606, which is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Charles Saracino(1)	--		--
Peter Quigley	5,440,678	(2)	42.26%
Randle Kenilworth	5,440,678	(3)	42.26%
Donald Wright	5,168,644	(3)	40.41%
All Directors and Officers as a Group (1 individual)	--		--

(1)	Charles Saracino is the Chief Executive Officer, President, Treasurer, Secretary and sole director of the Company.
(2)	Includes 3,745,762 shares of Common Stock and Warrants to purchase 1,694,916 shares of Common Stock.
(3)	Includes 3,745,763 shares of Common Stock and Warrants to purchase 1,694,915 shares of Common Stock.
(4)	Includes 3,558,475 shares of Common Stock and Warrants to purchase 1,610,169 shares of Common Stock.

Change in Control

On February 10, 2012 (the “Closing Date”), Ali Balaban, Daniel Masters and certain other stockholders (collectively, the “Selling Stockholders”) of the Company sold an aggregated 11,050,000 shares of Common Stock (the “Shares”) and warrants to purchase an aggregate of 5,000,000 shares of Common Stock (the “Warrants”) to Randle Kenilworth, Peter Quigley and Donald Wright (collectively, the “Buyers”) for an aggregate purchase price equal to $295,000 (the “Purchase Price”) pursuant to an Amended and Restated Agreement for the Purchase of Common Stock and Warrants, dated January 13, 2012 and amended on January 20, 2012 (the “Purchase Agreement”) by and among Daniel C. Master, as representative for the Selling Stockholders, X-Factor Communications, LLC, a New York limited liability company (“X-Factor”), and the Buyers. Upon the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Buyers acquired the Shares, constituting approximately 98.8% of the Company’s issued and outstanding Common Stock, along with the Warrants. Therefore, the Closing resulted in a change in control of the Company.

In addition, the Company anticipates a further change in control if and when we complete the transactions contemplated by the Merger Agreement. The respective boards of directors of the Registrant, MergerCo, and X-Factor have each approved the Merger Agreement and the transactions contemplated thereunder.  The closing of such transactions and the effectiveness of the Merger are anticipated to occur as soon as practicable but not later than ten business days after all of the conditions under the Merger Agreement have been satisfied or waived, or such other date that the parties mutually agree. However, there can be no assurances that the transactions contemplated under the Merger Agreement will be consummated, as the Merger Agreement may be terminated by mutual agreement of the parties, if any representation is inaccurate when made, if there is a failure to perform or comply with obligations under the Merger Agreement, or it the X-Factor Members do not approve the Merger. The Merger Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2012 and incorporated herein by reference.

Except as otherwise described herein, to the knowledge of the management of the Company, there are currently no other arrangements, plans or agreements, the operations of which may at subsequent date result in a change in control of the registrant.

Equity Compensation Plans

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

In connection with the Purchase Agreement, the Company and Retail Spicy Gourmet, Inc. ("RSG"), of which one of our former directors, Dinesh Perera, is the President, entered into a General Assignment and Assumption Agreement (the "Assignment Agreement") on the Closing Date.  Pursuant to the Assignment Agreement, the Company agreed to transfer to RSG any and all rights of the Company to sell spices and related products as set forth in the Bankruptcy Plan of Spicy Gourmet Organics, Inc. (the "Plan"), and RSG agreed to assume any and all liabilities of the Company preceding the date of the Assignment Agreement, including but not limited to, the Company's obligation under the Plan to distribute 25% of its gross profits derived from all sales of spices and related products to certain creditors as set forth in the Plan (the "Obligations").  In addition, pursuant to the Assignment Agreement, Mr. Perera agreed to indemnify the Company and any current and future officers, directors, employees, stockholders, subsidiaries, agents, representatives, successors and assigns of the Company (each, an "Indemnified Party"), from and against any and all  losses, claims,  damages, charges,  costs or expenses incurred by an Indemnified Party in connection with the Obligations. The Assignment Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2012 and incorporated herein by reference.

Mr. Balaban and Mr. Masters advanced funds necessary for the Company to comply with its reporting obligations under Securities Exchange Act of 1934, as amended. All advances have been interest-free and there is no contractual obligation that required these two prior officers to provide these funds.  As of March 31, 2012, an aggregate of $5,118 was advanced by management on behalf of the Company in connection with the repayment of accrued operating expenses.

The Company utilizes the office services of its management at no cost.  Management estimates such amounts to be immaterial.

As of the date of this filing, the Company has not established any policies or procedures for the review, approval or ratification of any related party transactions, except that such transactions shall be approved by the board. Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Charles Saracino, our sole director would not be considered independent as he is also an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

Stan J.H. Lee, CPA (“Stan J.H. Lee”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Stan J.H. Lee for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $4,750 for the fiscal year ended March 31, 2012 and $0 for the fiscal year ended March 31, 2011.

Audit-Related Fees

The aggregate fees billed by Stan J.H. Lee for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal years ended March 31, 2012 and 2011.

Tax Fees

The aggregate fees billed by Stan J.H. Lee for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal years ended March 31, 2012 and 2011.

All Other Fees

There were no fees billed by Stan J.H. Lee for other products and services for the fiscal years ended March 31, 2012 and 2011.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

10.1**	General Assignment and Assumption Agreement, dated February 10, 2012

10.2***	Agreement and Plan of Merger dated March 5, 2012

14.1	Code of Ethics

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on April 8, 2011 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2012 and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 9, 2012 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC SPICE IMPORTS, INC.

Dated: May 14, 2012	By:	/s/ Charles Saracino
Charles Saracino
President, Treasurer, Secretary and Director
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Charles Saracino	President, Treasurer, Secretary,	May 14, 2012
Charles Saracino	Chief Executive Officer and Director