Form 10-Q
period 2012-06-30
X-Factor Communications Holdings, Inc.
filed 2012-08-14
CIK 1517653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  000-54341

X-FACTOR COMMUNICATIONS HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-1545032 (I.R.S. Employer Identification No.)

3 Empire Blvd., 5th Floor, South Hackensack, NJ 07606
(Address of Principal Executive Offices, including Zip Code)

201-518-1925
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of August 14, 2012 was 15,327,307.

X-Factor Communications Holdings, Inc.

*	The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements included as an exhibit to our Form 8-K that was filed on May 21, 2012.

X-Factor Communications Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
Assets	(unaudited)
Current assets
Cash	$248,399	$78,639
Accounts receivable, net of allowance for doubtful accounts of $26,200 and $25,900 respectively	57,289	216,110
Other current assets	40,917	209,081
Total current assets	346,605	503,830
Equipment and leasehold improvements	33,183	65,292
Total assets	$379,788	$569,122

Liabilities and Stockholders’ Deficit
Current liabilities
Line of credit	$97,836	$97,836
Current portion of notes payable, net of discount of $7,246 and $9,377, respectively	163,209	161,078
Current portion of capital leases payable	10,774	10,457
Accounts payable	522,841	405,482
Accrued expenses	111,958	172,955
Current portion of unearned revenues	25,186	58,845
Derivative financial instruments	80,217	39,130
Total current liabilities	1,012,021	945,783

Long term liabilities
Notes payable, less current portion, net of discount of $3,104 and $6,166, respectively	195,759	277,924
Notes payable – Related Parties, net of discount of $4,226 and $582,209, respectively	584,702	614,543
Capital leases payable, less current portion	5,075	10,705
Unearned revenues, less current portion	4,796	14,354
Total long term liabilities	790,332	917,526
Total liabilities	1,802,353	1,863,309

Commitments and contingencies

Stockholders’ and Members’ deficit
Members' deficit (liquidation value of preferred units of $0 and $1,140,287, respectively)	--	(1,294,187)
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value; 100,000,000 shares authorized, 14,358,974 shares issued and outstanding at June 30, 2012	1,436	--
Additional paid-in capital	4,818,162	--
Accumulated deficit	(6,242,163)	--
Total stockholders’ and members’ deficit	(1,422,565)	(1,294,187)
Total liabilities and stockholders' and members’ deficit	$379,788	$569,122

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Revenue	$325,793	$359,094	$142,864	$158,162
Cost of revenue	133,158	153,125	58,124	75,901
Gross profit	192,635	205,969	84,740	82,261
Operating expenses
Salaries and fringe benefits	220,875	287,120	127,393	108,696
General and administrative	838,683	586,770	386,796	450,344
Depreciation and amortization	32,109	35,239	16,044	17,569
Total operating expenses	1,091,667	909,129	530,233	576,609

Loss from operations	(899,032)	(703,160)	(445,493)	(494,348)

Other expenses
Interest expense, including $163,322, $28,341, $36,148 and $19,949, respectively for
Related Parties	207,868	58,278	54,713	37,198
Change in the fair value of derivative financial instruments for Related Parties	80,217	-	(41,079)	-
Professional fees related to Merger	202,867	-	69,676	-
Loss on modification or extinguishment of debt	515,135	-	185,273
Other expenses	2,825	2,171	2,825	299
Total other expenses	1,008,912	60,449	271,408	37,497

Net loss	$(1,907,944)	$(763,609)	$(716,901)	$(531,845)

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statement of Stockholders’ and Members’ Deficit (Unaudited)
Six Months Ended June 30, 2012

	Common Shares	Common Shares Amount	Membership Units	Membership Units Amount	Additional Paid in Capital	Accumulated Deficit	Members’ Deficit	Stockholders’ Deficit Total
X-Factor balance before merger at December 31, 2011	-	$-	-	$-	$-	$-	$(1,294,187)	$(1,294,187)

Reclassification of Members’ deficit into Stockholders’ accounts	-	-	1,663,893	166	3,039,866	(4,334,219)	1,294,187	-

Conversion of common membership units into common shares	6,895,042	689	(1,304,210)	(130)	(559)	-	-	-

Conversion of preferred membership units into common shares	1,901,761	190	(359,683)	(36)	(154)	-	-	-

Issuance of common shares to eliminate liquidation preference on

Preferred membership units	1,357,203	136	-	-	(136)	-	-	-

Organic holdings	1,180,000	118	-	-	(118)	-	-	-

Offering - sale of shares	1,648,333	165	-	-	1,236,085	-	-	1,236,250

Offering–cash costs	-	-	-	-	(346,272)	-	-	(346,272)

Offering –equity based costs	-	-	-	-	(745,926)	-	-	(745,926)

Equity based compensation – shares issued to Placement Agent	904,637	90	-	-	678,388	-	-	678,478

Equity based compensation – shares issued to Attorney	157,932	16	-	-	118,433	-	-	118,449

Cancellation of Controlling
Stockholders shares	(656,667)	(65)	-	-	65	-	-	-

Equity based compensation – warrants issued to Placement Agent	-	-	-	-	67,448	-	-	67,448

Conversion of promissory notes	970,733	97	-	-	727,952	-	-	728,049

Equity based compensation – warrants issued to consultants	-	-	-	-	3,960	-	-	3,960

Cancellation of derivative liability	-	-	-	-	39,130	-	-	39,130

Net loss	-	-	-	-	-	(1,907,944)	-	(1,907,944)

Balance at June 30, 2012	14,358,974	$1,436	-	$-	$4,818,162	$(6,242,163)	$-	$(1,422,565)

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,907,944)	$(763,609)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	32,109	35,239
Capitalized interest payments for notes - Related Parties	33,545	6,967
Capitalized interest income for note receivable	(561)	--
Accretion of discount on notes	132,139	20,139
Amortization of prepaid financing costs	11,869	--
Change in fair value of derivative financial instruments for Related Parties	80,217	--
Loss on modification of debt	515,135	--
Bad debt expense	300	--
Equity-based compensation	3,960	474,966
Changes in operating assets and liabilities:
Accounts receivable	153,821	88,517
Other current assets	(29,922)	--
Accounts payable	235,808	44,111
Accrued expenses	(133,802)	23,327
Unearned revenue	(43,217)	(2,157)
Net cash used in operating activities	(916,543)	(72,500)
Cash flows from investing activities:
Refund of deposit for company to be acquired in Merger	75,000	--
Purchase of equipment and leasehold improvements	--	(1,194)
Net cash provided by (used in) investing activities	75,000	(1,194)
Cash flows from financing activities:
Sale of common stock	1,236,250	49,153
Costs incurred in connection with Offering	(209,407)	--
Principal repayments of note payable	(85,227)	(10,417)
Proceeds from notes payable - Related Parties	75,000	50,000
Principal repayments of obligations under capital leases	(5,313)	(15,098)
Net change in line of credit	--	2
Net cash provided by financing activities	1,011,303	73,640
Net change in cash	169,760	(54)
Cash - beginning of period	78,639	22,417
Cash - end of period	$248,399	$22,363
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,887	$31,172
Conversion of promissory notes	$728,049	$--
Accounts receivable used to pay notes payable - Related Parties	$4,700	$--
Accrued costs incurred in connection with Offering	$72,805	$--
Equity issued in payment of accounts payable	$118,449	$--
Cancellation of derivative liability	$39,130	$--

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Notes to Consolidated Financial Statements

Note 1 - Background and Nature of Operations

X-Factor Communications Holdings, Inc., a Delaware corporation (formerly, Organic Spice Imports, Inc.) (“Holdings” or the “Company”, “we”, “us” or “our”), through its wholly-owned subsidiary X-Factor Communications, LLC, a New York limited liability company (“X-Factor”), located in South Hackensack, New Jersey, provides interactive digital media network software and services. References herein to: the “Company”, “we”, “us” or “our”, refer to X-Factor Communications Holdings, Inc. and X-Factor.   The X-Factor Digital Media Network Platform, our cloud-based digital signage, web and mobile solution, is delivered as a software-as-a-service and under a software license model, enabling our customers to build simple yet scalable advertising and corporate digital media networks. The Company’s webcasting solution, a live and on-demand multimedia distribution product delivers rich media content, desktop signage and emergency messaging to mobile and Web devices. The Company’s solutions address the rapidly expanding digital media needs of its corporate, public venue, education and government sector customers.  The Company sells its software and services throughout the United States.

May 15, 2012 Merger

On May 15, 2012, pursuant to the terms and conditions of an Agreement and Plan of Merger, dated March 5, 2012 (the "Merger Agreement"), X-Factor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Holdings merged with and into X-Factor (the "Merger").  X-Factor survived the Merger and became a wholly-owned subsidiary of Holdings. On May 16, 2012, X-Factor Communications Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company, formed solely for the purpose of changing the Company's name, was merged with and into the Company upon the filing of a Certificate of Ownership and Merger filed with the Secretary of State of Delaware and the Company adopted the name of this subsidiary thereby, changing its name from "Organic Spice Imports, Inc."  to X-Factor Communications Holdings, Inc. References herein to “Organic Spice” refer to the registrant prior to its name change.

The consummation of the Merger (the "Effective Time") had the following effects on the membership units and common stock equivalents of X-Factor:

(a)   Each X-Factor common and preferred membership unit issued and outstanding immediately prior to the Merger was automatically converted into 5.286767 (the "Exchange Ratio") shares of Holdings common stock.

(b)   Each holder of an X-Factor preferred membership unit received 1.190229 shares of Holdings common stock as payment to eliminate the liquidation preference of the preferred membership units.

(c)   Each X-Factor warrant or option issued and outstanding immediately prior to the Merger was automatically converted into the right to purchase 5.286767 shares of Holdings common stock.  The new conversion price applicable to each warrant and option is equal to the conversion price in effect immediately prior to the Merger divided by 5.286767.

(d)   All convertible debt of X-Factor outstanding immediately prior to the Merger was automatically converted into the right to purchase 5.286767 shares of Holdings common stock.  The new conversion price applicable to convertible debt is equal to the conversion price in effect immediately prior to the Merger divided by 5.286767.

(e)   One holder of a warrant to purchase X-Factor Preferred Membership Interests agreed to receive an additional warrant to purchase, for a period of 10 years from the Effective Time, a number of shares of Holdings common stock equal to the aggregate exercise price of such preferred warrant, which is $125,137, multiplied by 1.190229 and the exercise price of such additional warrant shall be the quotient of the exercise price of such preferred warrant, which is $4.33 per X-Factor Preferred Membership Interest, divided by 5.286767.

Upon the closing of the Merger, in connection with the terms and conditions of a private placement offering (the "Offering") of a minimum amount of $1,500,000 (the “Minimum Amount”) up to 6,666,667 shares ($5,000,000) of common stock (the “Maximum Amount”), which includes an over-allotment option in the amount of 2,666,667 shares ($2,000,000) (the “Over Allotment Option”), the Company issued and sold an aggregate of 1,648,333 shares of common stock at a price of $0.75 per share, for gross proceeds of $1,236,250.

If no additional shares are sold in connection with the Offering, upon the termination of the Offering, the Exchange Ratio shall be adjusted so that the former X-Factor members shall receive on an aggregate basis, an additional 581,803 shares of common stock (currently reserved for issuance to our placement agent (the "Placement Agent") (see also Note 20)) allocated among the former X-Factor members on a pro rata basis as determined by the percentage of outstanding membership interests owned by such X-Factor member immediately prior to the Merger. If the Company sells additional shares of common stock so that the aggregate amount raised in the Offering, including any subsequent closings, is less than $3,000,000, then upon the termination of the Offering, the Exchange Ratio shall be adjusted so that the former X-Factor members shall receive on an aggregate basis, up to an additional 537,408 shares of common stock allocated among the former X-Factor members on a pro rata basis as determined by the percentage of outstanding membership interests owned by such X-Factor members immediately prior to the Merger, and in such case the Placement Agent will receive up to an additional 67,204 shares of common stock. If the Company sells additional shares of common stock so that the aggregate amount raised in the Offering is $3,000,000 or greater up to the Maximum Amount, then upon the termination of the Offering, the Exchange Ratio shall be adjusted so that the former X-Factor members shall receive on an aggregate basis, at most, an additional 180,693 shares of common stock, which number shall be adjusted downward to zero additional shares of common stock if the Maximum Amount is raised, and in such case the Placement Agent will receive at least 609,269 shares of common stock, which number shall be adjusted upward to 883,941 shares of common stock if the Maximum Amount is raised in the Offering. In the case of any such adjustment to the Exchange Ratio, the number of shares underlying options, warrants and convertible securities included within the Merger Consideration, and the exercise or conversion prices thereof, as applicable, shall also be adjusted in accordance with such adjusted Exchange Ratio.

As an inducement for X-Factor to consummate the transactions contemplated by the Merger Agreement, on May 15, 2012, certain stockholders of the Company agreed to cancel 10,000,000 shares of common stock and warrants to purchase up to 5,000,000 shares of common stock owned of record by such stockholders of the Company immediately prior to the Effective Time, pursuant to the terms and conditions of a Cancellation Agreement.

Note 2 – Liquidity and Going Concern

At June 30, 2012 the Company had a stockholders' deficit of $1,422,565, a working capital deficiency of $665,416 and incurred a net loss of $1,907,944 and $716,901 for the six and three months then ended.  In addition, there was a decrease in revenue of $33,301 and $15,298 for the six and three months ended June 30, 2012 when compared to 2011 levels.  There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity (see also Notes 18 and 20) or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods. While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. At present, these factors raise substantial doubt about the Company's ability to continue as a going concern. The report of our independent registered public accounting firm (as included in our Form 8-K filing dated May 21, 2012) included an explanatory paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in technical default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  These conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.

During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company received an aggregate $75,000 and $850,000, respectively; in cash proceeds from the sale of promissory notes (see also Note 12).  On August 8, 2012 the Company received additional cash proceeds of $726,250 raised in connection with the Offering. The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

The Company believes that the proceeds from the subsequent sale of the securities in the Offering, the $726,250 of proceeds from the sale of securities in August 2012 and the conversion of $728,049 of promissory notes upon the closing of the Merger, along with management’s expectation for greater financing opportunities as a result of Holdings’ public reporting status (see also Notes 18 and 20), will provide sufficient equity to fund its operations for the short term.  There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

Note 3 - Summary of Significant Accounting Policies and Basis of Presentation

Interim Financial Information and Results of Operations

The consolidated financial statements as of June 30, 2012 and for the six and three months ended June 30, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012, and the results of operations for the six and six and three months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 as filed in our Form 8-K dated May 21, 2012.  Results of operations and cash flows for interim periods are not necessarily indicative of a full year.

Presentation of historical membership unit, option, warrant and convertible note amounts and conversion prices – Reclassifications (see also Note 18)

As a result of the Merger on May 15, 2012 and the conversion of membership units into shares of common stock, all historical references to membership units, options, warrants and convertible notes have been adjusted to reflect the conversion into, or into the right to purchase, 5.286767 shares of Holdings common stock as of the beginning of the reported periods.  The new conversion price applicable to each option, warrant or convertible note is equal to the conversion price in effect immediately prior to the Merger divided by 5.286767.  As a result of the Merger and conversion the number of membership units, option and warrants and exercise prices of X-Factor in the December 31, 2011 opening balances were adjusted as follows:

	Common	Membership
	Stock	Units
	After	Before
	Conversion	Conversion

Common	6,895,042	1,304,210
Preferred (A)	--	359,683
Common (A)	1,901,761	--
Total shares or units	8,796,803	1,663,893

Note A – the Preferred membership units were converted into shares of common stock.

	Common	Membership
	Stock	Units
	After	Before
	Conversion	Conversion

Options - issued	2,059,145	389,490
Warrants - issued	964,606	182,457

Options – weighted average exercise price	$0.607	$3.210
Warrants – weighted average exercise price	$0.240	$1.270

Since all common and preferred membership units of X-Factor have been converted into shares of common stock of the Company at the beginning of the period reported we have replaced all references to common and preferred membership units with a reference to common stock.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of Holdings and our wholly owned subsidiary, X-Factor Communications, LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates relate to the determination of the allowance for doubtful accounts, the valuation of long lived assets, the technological capabilities (and thus the valuation) of equipment, the determination of amounts owed under contingent arrangements and derivatives and the calculations of debt discounts and equity-based compensation. Actual results could differ from those estimates.

Concentration of Credit Risk

At various times, certain balances at a financial institution may exceed the Federal Deposit Insurance Corporation's (the “FDIC”) limit. At June 30, 2012, the Company did not have cash balances that exceeded such FDIC levels.  Management monitors regularly the financial condition of the institution, along with their balances in cash and cash equivalents and endeavors to keep this potential risk at a minimum, and has not experienced any collection losses with these institutions.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized, non interest bearing, customer obligations due under normal trade terms and are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of the Company's accounts receivable may, at times, be reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances periodically and based on an assessment of the current creditworthiness of the customer, estimates the portion, if any, of the balance that will not be collected.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation on equipment is recorded over the estimated useful lives of the assets (five years) using the straight-line method. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset (seven years) or the expected term of the occupancy. Included in equipment are fixed assets subject to capital leases which are depreciated over the life of the respective asset.  Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss will be reported in results of operations.

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the six and three months ended June 30, 2012 and 2011.

Loss per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period.   For 2011 periods, X-Factor was not obligated, as an LLC, to calculate and present loss per share.  It is not practicable for the Company to determine the historical net loss (and net loss per share) from the Merger Date through June 30, 2012.  However, the Company has presented unaudited pro forma loss per share for the 2012 periods, as if the Merger occurred on January 1, 2012 and the related shares were outstanding for the entire three and six month periods ended June 30, 2012. Such pro forma loss per share is presented below:

For the Six Months Ended June 30, 2012
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.13)

Weighted average number of common shares:
Basic and diluted	14,264,887

For the Three Months Ended June 30, 2012
Net loss attributable to common stockholders per share:
Basic and diluted	$(.05)

Weighted average number of common shares:
Basic and diluted	14,264,887

Diluted loss per share for the six and three months ended June 30, 2012 is the same as basic loss per share. Potential shares of common stock associated with outstanding options and warrants and shares issuable upon conversion of our convertible notes (totaling 4,291,107 at June 30, 2012) have been excluded from the calculations of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company has certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these arrangements, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately using vendor-specific objective evidence. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Unearned revenue also consists of future maintenance and upgrade services that will be provided by the Company in future periods under terms of a non-refundable service contract.

Derivative Financial Instruments

The Company's objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds.  Derivatives are recognized in the balance sheet at fair value based on the criteria specified in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging" (“ASC Topic 815”).   Under ASC Topic 815, the estimated fair value of the derivative liabilities is revalued at each balance sheet date with the changes in value, if any, recorded in the interest and other expense section of the accompanying Consolidated Statements of Operations and additional paid in capital in the Consolidated Statements of Stockholders' Deficit.

Advertising and Marketing Expense

Advertising costs are expensed as incurred and included in general and administrative expenses. Advertising expenses for the six months ended June 30, 2012 and 2011 were $14,145 and $386, respectively.   Advertising expenses for the three months ended June 30, 2012 and 2011 were $6,645 and $0, respectively.

Equity-Based Compensation

Equity-based awards for common stock have been accounted for as required by ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, equity-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The Company values its equity-based awards using the Black-Scholes option valuation model. The fair value of the common stock used in these valuation models is based on the most recent sale of a share of common stock of the Company.

We periodically granted options for common stock to employees and consultants in accordance with the provisions of our stock option plans (see also Note 16), with the exercise price of the options established at the price of a recent sale of a share of common stock of the Company. With the Merger no additional grants may be made from these plans and the options are exercisable into shares of the Company (see also Note 20).

The fair value of warrants for shares of common stock issued to consultants or employees are recognized over the requisite service period with a corresponding credit to Additional Paid in Capital. Warrants issued to consultants are valued at the fair value of a share of common stocks related to the warrants. Warrants for common stock issued to equity investors have no effect on Additional Paid in Capital; that is, the fair value of the warrants granted to investors and charged to Additional Paid in Capital are entirely offset by a corresponding adjustment to Additional Paid in Capital.

Professional Fees (see also Note 18)

Professional Fees Related to the Merger have been expensed as incurred through June 30, 2012. Professional fees related to the Offering were capitalized at December 31, 2011 based on an assessment of the viability of the Offering through that date. When the Offering was consummated in May 2012, the Company offset these costs with the 2012 Offering against proceeds from the sale of the stock.

Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws.   Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at June 30, 2012. For the period from the effective date of the Merger through June 30, 2012 the Company did not record a benefit for income taxes.

Accounting Standards Update (“ASU”) 2009-06, which is included as part of ASC Topic 740 “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. Prior to the Merger,  the Company operated as a limited liability corporation and Federal and state taxes are passed through to the members, so too would the assessments from any tax examinations and, since the Merger, has generated an operating loss.  There are no ongoing or pending examinations by Federal or state tax agencies.  The Company has evaluated its tax positions for all currently open tax years, 2008 through 2011, and has concluded that there are no significant uncertain tax positions for either Federal or state purposes.

There were no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2012 and December 31, 2011 and for the six and three months ended June 30, 2012 and 2011.

The Company conducts business domestically and, as a result, files Federal and state income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The Company has no open tax years prior to the 2008 tax return.

Fair Value Disclosures

The Company considers its cash, accounts receivable, notes payable, capital leases and accounts payable to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments.  The carrying value of our line of credit also approximates fair value.

The Company measures fair value as required by the ASC Topic 820“Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

●	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

●	Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company has no financial instruments that merit classification as Level 1 or 2 assets and liabilities.  The Company's liability for derivative financial instruments is considered a Level 3 liability at June 30, 2012 and December 31, 2011.  The fair value of this liability is determined using the most recent sale of a common share and the number of shares that are not considered fixed and determinable under the conversion features.

New Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements. This guidance establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. The standard is generally expected to result in revenue recognition for more delivered elements than under prior rules. The Company was required to adopt this standard prospectively for new or materially modified agreements entered into on or after January 1, 2011. The implementation of this standard did not have a material impact on the Company's financial position, results of operations and cash flows.

In January 2010, the FASB issued guidance that revised two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The guidance also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements became effective for the Company's consolidated financial statements for the period ended September 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which became effective in 2012. Since this guidance is only related to financial statement disclosures, there was no impact to the Company's consolidated financial statements as a result of the adoption of this guidance.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”) (“ASU 2011-04”), which amends FASB ASC 820, “Fair Value Measurement”. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 did not have an impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which amends FASB ASC 220, “Comprehensive Income”. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of stockholders' and members’deficit was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of loss per share. The adoption of ASU 2011-05 did not have an impact on the Company's consolidated financial statements.

The Company is not aware of any other pronouncements, not yet issued or adopted, that would have a material effect on its consolidated financial statements.

Note 4 - Related Parties

Certain investors, officers and relatives of officers of the Company have loaned the Company funds which are evidenced by promissory notes (see also Note 12) (the “Related Parties”).   Related Parties and certain service providers are considered Related Parties for purposes of related party disclosures.

The President of the Company provides a guaranty on the Company's line of credit.  There is no cost ascribed to the value of this service in the accompanying consolidated financial statements.

In 2012 the President of the Company loaned the Company $25,000 and entered into a promissory note in the amount of $30,460, which has a maturity date of August 2014 or such date when all debt owed by the Company to the New Jersey Economic Development Authority has been paid and beginning on August 1, 2012 bears interest at 10% per annum payable on the maturity date.

In 2012 an acquaintance of the President of the Company loaned the Company $50,000 and entered into a promissory note in the amount of $60,920, which has a maturity date of August 2014 or such date when all debt owed by the Company to the New Jersey Economic Development Authority has been paid and beginning on August 1, 2012 bears interest at 10% per annum payable on the maturity date.

In 2011 the President of the Company loaned the Company $10,000 to cover certain operating expenses.  The obligation, which is included in accrued expenses, was due on demand, does not bear any interest and was repaid after the Offering.

Related Parties who are not officers of the Company provided product development, legal and management services to the Company for $62,985 and $47,745, for the six months ended June 30, 2012 and 2011, respectively.   These Related Parties provided product development, legal and management services to the Company for $32,546 and $19,500, for the three months ended June 30, 2012 and 2011, respectively.

Included in accounts payable and accrued expenses are $62,446 and $165,469 as of June 30, 2012 and December 31, 2011, respectively, owed to Related Parties.

Included in accounts receivable are $0 and $7,700 as of June 30, 2012 and December 31, 2011, respectively, due from Related Parties.

The Company leases office and technical operations space and purchases various communication services from an Insider for $21,992 and $16,410 for the six months ended June 30, 2012 and 2011, respectively.  For the six and three months ended June 30, 2011, this Insider provided services of $11,547 and $9,917, respectively.

Note 5 – Holdings’ Capital Stock (see also Notes 18 and 20)

We are authorized by our certificate of incorporation to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.0001 per share and 20,000,000 are shares of preferred stock, par value $.0001 per share.  As of June 30, 2012, there are 14,358,974 shares of common stock outstanding and no shares of preferred stock outstanding.  All outstanding shares of common stock are of the same class and have equal rights and attributes.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.  All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the board of directors out of funds legally available, subject to the rights of any preferred stock we issue.  In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities, subject to the rights of any preferred stock we issue. The stockholders do not have cumulative or pre-emptive rights.

Note 6 - Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Equipment and software	$511,496	$511,496
Leasehold improvements	3,210	3,210
Equipment and leasehold improvements, at cost	514,706	514,706
Accumulated depreciation and amortization	(481,523)	(449,414)
	$33,183	$65,292

Depreciation and amortization expense totaled $32,109 and $35,239 in the six months ended June 30, 2012 and 2011, respectively.  Depreciation and amortization expense totaled $16,044 and $17,569 in the three months ended June 30, 2012 and 2011, respectively.

Included in equipment and software is $219,811 of assets under capital leases, which had accumulated depreciation and amortization of $208,386 and $188,454 as of June 30, 2012 and December 31, 2011, respectively.

Note 7 – Other Current Assets

Other current assets consist of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Prepaid Placement Agent monthly retainer	$15,000	$--
Note receivable	10,996	10,435
Prepaid insurance	10,409	--
Prepaid lease payments	4,512	--
Professional and other costs related to the Offering	--	64,060
Prepaid financing costs, net of amortization	--	59,586
Deposit for the acquisition of Merger corporation	--	75,000
	$40,917	$209,081

In 2011, X-Factor deposited $75,000 in escrow for the acquisition of the Company.  In 2012, it was determined that certain individual  investors of X-Factor would acquire the Company and the $75,000 deposit in escrow was returned to X-Factor (the "Pre-Merger Acquisition”).  We have incurred professional and other costs in connection with the Pre-Merger Acquisition which are expensed as incurred.

In connection with the Offering, the Company has prepaid various professional fees.  When the Offering was consummated, the Company offset these costs and future direct costs associated with the Offering against proceeds from the sale of the stock (see also Note 18).

In connection with the Bridge Notes (discussed and defined in Note 12) we paid our investment bankers a fee of 10% of the gross proceeds of the Bridge Notes financing.   The $80,000 fee with $2,863 of professional fees was classified as prepaid financing costs and was expensed, using the effective interest method, over the original and amended terms of the Bridge Notes.  In connection with the amendment of the Bridge Notes in February 2012, $30,874 was expensed to Loss on Modification or Conversion of Debt and in connection with the conversion of certain Bridge Notes in the Offering in May 2012 upon the closing of the Merger, an additional $16,843 was expensed.

In August 2011 the Company entered into a $10,000 convertible note receivable with a strategic partner which matures in August 2012 and bears interest at prime plus 8.00% per annum (11.25% as of June 30, 2012 and December 31, 2011). Interest is accrued and paid on the maturity date and the note is convertible into common stock of the borrower at the option of the Company.  This entity has developed a kiosk software application that is synergistic with the Company’s digital media platform.

In June 2012, the Company paid the  placement agent in the Offering a monthly retainer for consulting fees three months in advance.

Note 8 – Accrued Expenses

Accrued expenses consist of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Placement Agent fee related to Offering (see also Note 18)	$72,805	$--
Travel and related expenses	3,000	11,068
Compensation and payroll taxes	17,299	17,468
Customer refund	4,000	16,000
Due to President of the Company	--	9,848
Legal	--	55,835
Operating expenses payable	12,702	--
Accrued interest payable	2,152	316
Accounting	--	57,420
Consulting fees	--	5,000
	$111,958	$172,955

Note 9 - Unearned Revenues

Unearned, non-refundable revenues are expected to be earned as follows as of June 30, 2012:

Amount
During the twelve months ending June 30,
2013	$25,186
2014	4,796
$29,982

Note 10 - Line of Credit

The Company has a revolving line of credit in the amount of $100,000 with JPMorgan Chase Bank of which $97,836 was outstanding as of June 30, 2012 and December 31, 2011.  Interest accrues at a defined prime rate plus 0.5% (interest rate of 3.75% at June 30, 2012 and December 31, 2011). This line of credit has a secured interest in all business assets, inventory, equipment, accounts receivable, general intangibles, chattel paper, documents, instruments, and letter of credit rights. In addition, the line of credit is personally guaranteed by the President of the Company. There is no maturity date for the line of credit and there are no debt covenants.

Note 11 – Note Payable

In July 2009, X-Factor entered into a $500,000 note payable with the New Jersey Economic Development Authority (the "NJEDA") which matures in August 2014 and bears interest at 6.00% per annum. This note was modified in January 2011, September 2011 and February 2012, to provide for interest only payments through March 1, 2012, a principal payment of $56,818 and an interest payment on April 1, 2012 and then beginning on May 1, 2012 twenty-eight monthly payments of interest and principal through August 2014.   The Company is currently having discussions with NJEDA to extend the maturity date of the note (see also Note 20).  If the Company raises greater than approximately $1,894,000 in the Offering, NJEDA will receive, as an additional principal payment, 3% of that excess.    The note is subordinated to the aforementioned line of credit and requires the maintenance of various non-financial covenants, such as providing consolidated financial statements and budgets on a timely basis, maintain records and accounts and make punctual payments.  The holder of the note has a secondary interest in all assets of the Company behind the holder of the Company's line of credit. The note includes certain restrictions that, amongst them, (1) prevent the Company from initiating any corporate changes through merger or consolidation, (2) prevent the Company from creating or incurring new debt and (3) prevent the Company from paying dividends or distributions or redeeming outstanding stock, without the written consent of the NJEDA.  The note is convertible, at the NJEDA's option, to an equity interest in the Company, the conversion price of which will be based on defined terms of a future equity offering.

Upon the closing of the Merger, the warrants issued in July 2009 in connection with the NJEDA note were converted into warrants exercisable for 157,788 shares of common stock of the Company at an exercise price of $0.819 per share. The $45,945 estimated fair value of the warrants in 2009 was calculated using the Black-Scholes option valuation model, and, together with $5,040 of closing costs, is classified as a discount of the note and is expensed, using the effective interest method, over the term of the debt.

In connection with the Merger, and as consideration for the amendment to the NJEDA warrant described above, the Company agreed to issue to NJEDA an additional warrant to acquire 148,942 shares of common stock exercisable as of May 15, 2012, at an exercise price of $0.819 per share with an expiration date of May 15, 2022.  The $29,669 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model, and, was charged to Additional Paid in Capital with a related credit to Additional Paid in Capital for the same amount.

Notes payable consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Notes payable	$369,318	$454,545
Discount	(10,350)	(15,543)
Note payable, net of discount	358,968	439,002
Less: current portion of notes payable,
net of discount	(163,209)	(161,078)
Notes payable, net of current portion	$195,759	$277,924

Note 12 - Notes Payable – Related Parties

The following notes payable, to individuals that the Company considers to be Related Parties, as described in Note 4, are outstanding;

(A)
In March 2012, the Company issued a promissory note to the President of the Company in an aggregate principal amount of $30,460 for an aggregate purchase price of $25,000.  The maturity date of this note is the later of August 1, 2014 or such date when all debt owed by the Company to the NJEDA has been paid by the Company.  This note is unsecured and beginning on August 1, 2012 bears interest at 10% per annum payable on the maturity date.  The $5,460 difference between the amount lent to the Company and the face amount of the promissory note is classified as a discount of the note and will be expensed, using the effective interest method, over the four month period ending on August 1, 2012, the date that interest begins to accrue on the promissory note.  The unamortized discount related to this note amounted to $1,409 as of June 30, 2012.  The unpaid principal of this note amounted to $30,460 as of June 30, 2012.  The effective interest rate of this note was 16.4% in 2012.

(B)
In March 2012, the Company issued a promissory note to an acquaintance of the President in an aggregate principal amount of $60,920 for an aggregate purchase price of $50,000.   The maturity date of this note is the later of August 1, 2014 or such date when all debt owed by the Company to the NJEDA has been paid by the Company.  This note is unsecured and beginning on August 1, 2012 bears interest at 10% per annum payable on the maturity date.   The $10,920 difference between the amount loaned to the Company and the face amount of the promissory note is classified as a discount of the note and will be expensed, using the effective interest method, over the four month period ending on August 1, 2012, the date that interest begins to accrue on the promissory note.  The unamortized discount related to this note amounted to $2,817 as of June 30, 2012.  The unpaid principal of this note amounted to $60,920 as of June 30, 2012.  The effective interest rate of this note was 16.4% in 2012.

(C)
The Company has two notes payable outstanding to the President of the Company and another officer of the Company. The maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by the Company to the NJEDA has been paid by the Company.  These notes are unsecured and bear interest at rates of 8.50%.  Interest is required to be paid monthly, however, when interest payments have not been paid, the Company and these Related Parties have settled such amounts by issuing additional promissory notes equivalent to the related interest expense.  Unpaid interest of $7,644 and $6,969 was converted to additional promissory notes in the six months ended June 30, 2012 and 2011, respectively. Unpaid interest of $3,866 and $3,523 was converted to additional promissory notes in the three months ended June 30, 2012 and 2011, respectively.  In February 2012 these notes were amended to make them convertible into equity at a conversion rate of $0.624 per share of common stock.  The Company recorded a charge of $52,329 associated with the amendment in February 2012.  The unpaid principal and interest of these notes amounted to $171,522 and $163,878 as of June 30, 2012 and December 31, 2011, respectively.

(D)
The Company has two notes payable outstanding to current stockholders of the Company.  When the Company entered into the NJEDA agreements, the Company ceased making principal payments on these notes to be in compliance with the NJEDA note.   These notes were amended in February 2012 and the maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by the Borrower to the NJEDA has been paid by the Company.  These notes are unsecured and bear interest at a rate of 8.5% and are convertible into equity at a conversion rate of $0.681 per share of common stock.  In February 2012 these notes were amended to make them convertible into equity at a conversion rate of $0.624 per share of common stock.  The Company recorded a charge of $60,668 associated with the amendment in February 2012.  In addition, beginning in March 2012, interest is paid quarterly in arrears as additional convertible promissory notes.  Unpaid interest of $5,512 and $4,118 was converted to additional promissory notes in the six and three months ended June 30, 2012.  The unpaid principal and interest of these notes amounted to $198,486 and $192,974 as of June 30, 2012 and December 31, 2011, respectively.  The effective interest rate of these notes was 11.7% in 2012.

Detachable warrants to acquire 48,216 shares common stock at $0.819 with an expiration date of January 2018 were issued in connection with the above mentioned notes. The $16,346 estimated fair value was calculated using the Black-Scholes option valuation model.  The $16,346 fair value is classified as a discount of the notes and was expensed, using the effective interest method, over the original terms of the debt.  When the notes were amended in February 2012 the unamortized discount of $841 was expensed to Loss on Modification of Debt.  The unamortized discount related to these warrants amounted to $0 and $1,188 as of June 30, 2012 and December 31, 2011, respectively.

(E)
In 2011, the Company issued promissory notes,  each in the principal amount of $25,000 with two stockholders of the Company.  These notes initially matured in six and three months and bore interest at 10% on any overdue principal.  One note was repaid in 2011 while the maturity date of the other note was amended to the later of August 1, 2014 or such date when all debt owed to the NJEDA has been paid by the Company.   In February 2012 this note was amended to make it convertible into equity at a conversion rate of $0.624 per share of common stock and interest will be paid quarterly in arrears as additional convertible promissory notes.  Unpaid interest of $1,321 and $669 was converted to additional promissory notes in the six and three months ended June 30, 2012. The Company recorded a charge of $8,299 associated with the amendment in February 2012.  In June 2012, $4,700 due from this investor, which was included in accounts receivable, was offset against this note.  The unpaid principal and interest of this note amounted to $22,559 and $25,938 as of June 30, 2012 and December 31, 2011, respectively.

Detachable warrants to acquire 29,606 shares of common stock at $0.002 with an expiration date of May 2021 were issued in connection with the notes from Related Parties entered into in 2011.   The $24,200 estimated fair value was calculated using the Black-Scholes option valuation model.  The $24,200 fair value is classified as a discount of the notes and was expensed, using the effective interest method, over the original three month terms of the debt. The effective interest rate of these notes and the related warrants was 245%.

(F)
In 2011, the Company raised $800,000 by issuing convertible notes to certain stockholders of the Company (the “Bridge Notes”).  The Bridge Notes bear interest at 6.00%, payable quarterly in arrears, and are convertible at the option of the Company into additional Bridge Notes.  Unpaid interest of $19,068 and $6,893 was converted to additional promissory notes in the six and three months ended June 30, 2012.  The Bridge Notes mature on the first anniversary of their issuance ($600,000) or on August 1, 2014 ($200,000), or can be prepaid at the Company’s option, and are subordinated to the Company’s NJEDA debt. These notes were amended in February 2012 and the related maturity date of these notes is the later of: (a) August 1, 2014 or (b) such date when all debt owed to the NJEDA has been paid by the Company.  The Bridge Notes are convertible to an equity interest in the Company using a conversion price which will be based on defined terms of a future equity offering.  In connection with the issuance of the Bridge Notes, for each $100,000 of notes issued, holders of Bridge Notes received 163,182 shares of common stock (the “Issued Shares”).  As a result of the issuance of the Issued Shares we consider the Bridge Note investors to be Related Parties.  $600,000 of the Bridge Notes are convertible into shares of common stock at the option of the holders while $200,000 of the Bridge Notes must be converted to equity in the event of a future equity offering.  We also paid our investment bankers a fee of 10% of the gross proceeds of the financing.    The $80,000 fee was classified as prepaid financing costs and will be expensed, using the effective interest method, over the terms of the Bridge Notes.  Upon the closing of the Merger, $728,049 of Bridge Notes ($700,000 of principal and $28,049 of unpaid interest) was converted into 970,733 shares of common stock of the Company.   Principal and accrued interest of these notes amounted to $104,981 and $813,962 as of June 30, 2012 and December 31, 2011, respectively.

We accounted for the issuance of the Bridge Notes and the Issued Shares by allocating the $800,000 of proceeds received to each of the instruments based on their relative fair value.  The fair value of the Issued Shares was based on recent sales of shares of common stock.  Since the redemption amount of the Bridge Notes is convertible into shares of common stock, we recorded the effects of a beneficial conversion feature. The value of the beneficial conversion feature was limited to the proceeds allocated to the Bridge Notes.  The $457,600 value of the Issued Shares and the $342,400 value of the beneficial conversion feature are classified as a discount of the Bridge Notes and will be expensed, using the effective interest method, over the terms of the Bridge Notes.   The unamortized discount related to the Issued Shares and beneficial conversion feature amounted to $0 and $581,021 as of June 30, 2012 and December 31, 2011, respectively.   The effective interest rate of the Bridge Notes and the beneficial conversion features (adjusted for the amended terms of the terms of the maturity date of the Bridge Notes) was approximately 41%.

To determine the accounting treatment of the conversion of the $728,049 of Bridge Notes the Company followed the guidance espoused in FASB ASC 470-20, “Debt – Debt with Conversion and Other Options” (“ASC 470-20”).  ASC 470-20 which requires the conversion of the Bridge Notes should be accounted for as an “extinguishment of debt”. The Company recorded a charge for this extinguishment of debt as a Loss on Modification or Extinguishment of Debt of $168,430 in May 2012.

The amendment of the Bridge Notes in February 2012, which extended the maturity date for $600,000 of the Bridge Notes from the first anniversary of their issuance to August 1, 2014, significantly changed the cash flows related to the original and modified Bridge Notes.  To determine the accounting treatment of this modification the Company followed the guidance espoused in FASB ASC 470-50, “Debt – Modifications and Extinguishments” (“ASC 470-50”).  ASC 470-50 requires the Company to determine the present value of the cash flows of the original and revised Bridge Notes.  The difference in the present value of the cash flows exceeded 10% and the modification of the Bridge Notes was accounted for as an “extinguishment of debt” with the original Bridge Notes effectively defeased and the modified Bridge Notes treated as a new note.  With the defeasement of the original Bridge Notes, the Company expensed any discounts or prepaid financing costs related to those notes.  The Company determined that the difference in the present value of the cash flows exceeded the 10% threshold and that the modification of the Bridge Notes should be accounted for as an “extinguishment of debt”. The Company recorded a charge for this modification as a Loss on Modification or Extinguishment of Debt of $298,147.

Note payable - Related Parties consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Notes payable – Related Parties	$588,928	$1,196,752
Unamortized discount - Related Parties	(4,226)	(582,209)
Notes payable - Related Parties - net of discount	584,702	614,543
Less: current portion	--	--
Notes payable – Related Parties, net of current portion	$584,702	$614,543

Note 13 – Derivative Financial Instruments

The holders of Notes Payable – Related Parties, with $388,613 and $192,974 of principal as of June 30, 2012 and December 31, 2011, respectively, have the option to convert the notes to equity at a conversion rate of $0.624 and $0.681 per share of common stock, respectively. When the notes were issued, the fair value of a share of common stock was $0.819. The related fair value of the embedded beneficial conversion feature is treated as a derivative liability. The derivative liability is periodically measured as the difference between the conversion price and the then current fair value of a share of common stock multiplied by the number of shares of common stock that will be issued at the conversion price.  Any change in the fair value of a share of common stock or any increase in the notes will cause a change in the derivative liability, which is then recognized in the Consolidated Statement of Operations and Consolidated Statements of Stockholders' Deficit.  The amendment of certain Notes Payable – Related Parties in February 2012 to make them convertible into equity at a conversion rate of $0.624 per share of common stock or to reduce their conversion rate from $0.681 to $0.624, required the recording of the $121,296 fair value of this embedded beneficial conversion feature.  The $39,130 derivative liability as of December 31, 2011 was transferred to Consolidated Statements of Stockholders' Deficit when the related notes were amended in February 2012.

Pursuant to the requirements of ASC Topic 820, the Company has provided fair value disclosure information for relevant assets and liabilities in the accompanying financial statements.  The following summarizes liabilities which have been accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, along with the bases for the determination of fair value:

	Quoted Prices	Observable	Unobservable
	In Active	Measurement	Measurement
	Markets	Criteria	Criteria	Total
June 30, 2012:
Derivative instruments (A)	--	--	$(80,217)	$(80,217)

December 31, 2011:
Derivative instruments (A)	--	--	$(39,130)	$(39,130)

Note (A) – Embedded beneficial conversion feature.

The changes in Level 3 instruments, which are comprised of the embedded conversion feature included in the notes, is measured on a recurring basis for the six months ended June 30, 2012 and 2011 and are presented below:

	2012	2011
Derivative financial instruments, beginning of period	$39,130	$39,130
Cancellation of derivative – credited to stockholders’ deficit	(39,130)	--
Recognition of beneficial conversion feature of notes
after modification of debt	121,296	--
Change in fair value of derivative financial instruments	(41,079)	--
Derivative financial instruments, end of period	$80,217	$39,130

Note 14 – Interest Expense

The components of interest expense for the six and three months ended June 30, 2012 and 2011 are presented below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Notes payable – Related Parties	$36,377	$15,467	$15,546	$7,774
Notes payable - Related Parties –
discount amortization	126,945	12,874	20,602	12,175
Note payable – NJEDA	12,783	14,194	5,889	9,531
Note payable - NJEDA –
discount amortization	5,194	7,265	2,466	3,522
Amortization of prepaid financing costs	11,869	-	858	-
Obligations under capital leases	1,687	3,167	764	1,475
Line of credit	1,855	1,843	928	927
Other interest expense	11,158	3,468	7,660	1,794
	$207,868	$58,278	$54,713	$37,198

Note 15 - Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and sales. The following are the percentages for those customers that exceeded 10% of either net accounts receivable as of June 30, 2012 and December 31, 2011 and revenue for the six and three months ended June 30, 2012 and 2011:

	As Of		For The
	June	December	Six Months Ended		Three Months Ended
	30,	31,	June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Customer A	--%	--%	--%	7%	--%	16%
Customer B	--	--	--	21	--	24
Customer C	15	5	31	--	23	--
Customer D	--	--	12	15	13	13
Customer E	--	14	--	--	--	--
Customer F	--	30	--	--	--	--
Customer G	--	25	--	--	--	--
Customer H	31	5	4	4	7	--
Customer I	13	--	10	6	18	12
Customer J	20	4	17	16	15	18
	79%	83%	74%	69%	76%	83%

Note 16 - Stock Option Plans (see also Note 20)

In 2006 X-Factor approved a 2006 Long-Term Incentive Plan (the "2006 Plan") and in 2010 X-Factor approved the 2010 Long-Term Incentive Plan (the "2010 Plan"). These plans provided for the granting of options to purchase a share of common stock in X-Factor to individuals selected by the X-Factor.  Awards under the Plans consist of a specified number of options awarded subject to the satisfaction of various vesting conditions specified by X-Factor at the time of the award.  Awards have been granted to employees, consultants and investors.  With the Merger no additional grants may be made from these plans and the options are exercisable into shares of common stock of the Company.

The exercise price of a grant was established by the Company at its discretion, but could not be less than the fair value, as determined through historical transactions or an annual valuation, of a share of common stock as of the date of grant. Common stock options, subject to certain restrictions, may be exercisable for a defined period of time from the date of the grant after full vesting occurs. Upon termination of employment any unvested options are immediately cancelled, while vested options are exercisable for a defined period. The vesting period for awards was established by the Company in its discretion on the date of grant. The various grants can vest immediately upon issuance or up to 3 years after the grant.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option valuation model and there were no options granted during the six and three months ended June 30, 2012 and 2011.

Since the Company’s common stock was not traded, the Company calculated expected volatility for an equity-based grant based on the Standard & Poor’s North American Technology Software Index during the period immediately preceding the grant that is equal in length to the expected term of the grant. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants, with terms approximating the expected period of the grants. The assumptions used in the Black-Scholes option valuation model are inherently highly subjective, and can materially affect the resulting valuation.

Other Option Information

As of June 30, 2012 and December 31, 2011 there were 2,059,140 options outstanding, all of which are exercisable, with a weighted average exercise price of $0.607.  There were no options granted in the six and three months ended June 30, 2012 and 2011.

No compensation costs were capitalized as part of the cost of any asset.

The intrinsic value of vested options at June 30, 2012 and December 31, 2011 was approximately $500,000.

The non-cash compensation expense related to these options was allocated as follows for the six and three months ended June 30, 2012 and 2011:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Salaries and fringe benefits	$--	$65,485	$--	$29,708
General and administrative	--	41,663	--	16,796
	$--	$107,148	$--	$46,504

Note 17 - Warrants

A summary of warrants granted, exercised, forfeited and outstanding as of, and for the six months ended June 30, 2012 and the year ended December 31, 2011, which as a result of the Merger are convertible into common shares of common stock of the Company, is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding, January 1, 2011	341,849	$0.675
Granted	622,759	0.002
Forfeited or expired	--	--
December 31, 2011	964,608	$0.240
Granted	470,007	0.740
Forfeited or expired	--	--
June 30, 2012	1,434,615	$0.404

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average activity and assumptions during the six and three months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Number of warrants granted	470,007	591,039	450,182	563,569
Exercise price	$0.740	$0.002	$0.773	$0.002
Risk-free interest rate	1.2%	2.5%	1.2%	2.5%
Expected lives in years	7 years	7 years	7 years	7 years
Expected volatility	25.8%	24.5%	25.8%	24.5%
Expected dividend yields	None	None	None	None
Fair value of common stock	$0.775	$0.819	$0.773	$0.819
Fair value per warrant	$0.241	$0.817	$0.216	$0.817
Fair value of warrants granted	$113,272	$482,879	$97,239	$460,436

Since the Company’s common stock was not traded we calculated expected volatility for a stock-based grant based on the Standard & Poor’s North American Technology Software Index during the period immediately preceding the grant that is equal in length to the expected term of the grant. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the expected term of the grants. The assumptions used in the Black-Scholes option valuation model are inherently highly subjective, and can materially affect the resulting valuation.

The non-cash compensation expense related to warrants was allocated as follows for the six and three months ending June 30, 2012 and 2011:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Salaries and fringe benefits	$--	$--	$--	$--
General and administrative	3,960	367,818	2,475	352,878
	3,960	367,818	2,475	352,878
Loss on modification of debt	841	--	--	--
Interest expense – amortization of warrants	6,613	34,536	2,221	21,967
	$11,414	$402,354	$4,696	$374,875

There is $12,243 of additional compensation expense related to these warrants to be recognized as of June 30, 2012 (excluding the amortization of warrants to debt holders included in interest expense).

Note 18 – Offering

On May 15, 2012, in connection with the Offering, we issued an aggregate of 1,648,333 shares of our common stock at a price of $0.75 per share, for gross proceeds of $1,236,250.  We issued an aggregate of 970,733 shares of our common stock at a price of $0.75 per share, in exchange for the conversion of  certain outstanding convertible promissory notes of X-Factor in an aggregate principal amount of $728,049.  In addition, as an inducement to consummate the Merger, those certain stockholders who acquired control of the Company (the "Controlling Stockholders") in connection with the Pre-Merger Acquisition agreed to transfer an aggregate of 656,667 shares of common stock to the Placement Agent on behalf of the Company as partial compensation to the Placement Agent in connection with the Offering. The Controlling Stockholders will retain 393,333 shares of common stock acquired in connection with the Pre-Merger Acquisition. The following is a summary of the shares issued and amounts raised or converted:

		Transaction
	Shares	Amount
Shares sold pursuant to Subscription Agreement	1,648,333	$1,236,250
Conversion of convertible promissory notes	970,733	728,049
Controlling Stockholders’ investment	393,333	295,000
	3,012,399	$2,259,299

The following is a summary of the cash and equity-based compensation costs of the Offering:

		Cost or
	Shares	Valued at
Cash costs:
Placement Agent 10% fee of proceeds (Note A)	--	$225,930
Legal fees	--	101,822
Placement Agent travel costs	--	15,000
Other costs	--	3,520
Total cash costs	--	346,272
Equity-based compensation:
Shares issued at closing of Offering (Note B)	247,970	185,978
Shares issued from Controlling Stockholders (Note B)	656,667	492,500
Warrants (Note C)	301,240	67,448
Total equity-based compensation	1,205,877	745,926
Total costs	1,205,877	$1,092,198

Note A – the Placement Agent is to receive 10% of the gross proceeds raised in the Offering.  The $72,805 owed as the fee earned on the conversion of the promissory notes will be paid once a total of at least $3,000,000 is raised in the Offering.

Note B – the Placement Agent is to receive common equities resulting in a total ownership percentage of the Company’s then outstanding equity equal to 6.6% (if $2,000,000 to $2,999,999 is raised in the Offering).  In addition to the 904,637 shares of common stock due to the Placement Agent as compensation in the Offering (the “Placement Agent Shares”) the Placement Agent’s owns an additional 66,608 common shares.  The Company issued 247,970 shares to the Placement Agent and the Controlling Stockholders agreed to transfer an additional 656,667 shares to the Placement Agent.   The $185,978 and $492,500 fair value of these shares issued as compensation is based on a stock price of $0.75 per share.  For accounting purposes the Company treats these shares as having been “cancelled” in the Merger and then “reissued” by the Company.

Note C – the Placement Agent received warrants equal to 10% of the shares issued in the Offering.  Therefore, warrants to acquire 301,240 shares at $0.75 with an expiration date of May 15, 2022, were issued in connection with the Offering.   The $66,092 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

The $346,272 of cash costs of the Offering were charged to Additional Paid in Capital.  The $745,926 of equity-based compensation costs, related to shares and warrants issued to the Placement Agent, will be charged to Additional Paid in Capital with a related credit to Additional Paid in Capital for the same amount.

To eliminate the liquidation preference of the preferred membership units we issued 1,357,203 shares of common stock which had a fair value of $1,017,902 based on the $0.75 price per common share in the Offering.  We agreed to issue to the NJEDA, as an inducement to eliminate the liquidation preference in connection with a warrant issued by X-Factor, an additional warrant to purchase, for a period of 10 years from the Effective Time, 148,942 shares of our common stock.   The $29,669 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.  The $1,047,571 fair value related to shares and warrants issued to eliminate the liquidation preference, will be charged to Additional Paid in Capital with a related credit to Additional Paid in Capital for the same amount less the $136 par value of the 1,357,203 issued shares of common stock which will be credited to common stock.

Note 19 - Commitments and Contingencies

Lease Commitments

The Company leases equipment under a non-cancelable lease arrangement at an interest rate of 17.6%.  The Company also leases its primary office facility from a related party under a non-cancelable operating lease that expired on February 28, 2011.  Upon the expiration of the original term, the lease term was modified to provide for the facility rental on a month-to-month basis.  Rent expense totaled $10,800 and $9,600 in the six months ended June 30, 2012 and 2011, respectively.  Rent expense totaled $5,400 and $6,300 in the three months ended June 30, 2012 and 2011, respectively.

The future minimum payments for the capital lease as of June 30, 2012 are as follows:

Twelve months ending June 30,
2013	$12,720
2014	5,302
Total future minimum lease payments	18,022
Amount representing interest	(2,173)
Present value of future minimum lease payments	15,849
Less: current portion	10,774
Lease obligations, net of current portion	$5,075

Placement Agent Agreement

In June 2011 the Company entered into an Investment Banking Agreement with its placement agent (the “Placement Agent”), pursuant to which the Company was obligated to pay the Placement Agent a monthly retainer of $5,000.  This agreement may be cancelled by the Company at any time and the monthly retainer will cease.  But for two years following the cancellation of the agreement the Company will still be obligated to pay fees for any leads introduced by the Placement Agent for financing, investors, or acquisitions.  For arranging financing for the Company, the Placement Agent will receive 10% of the gross proceeds raised in the Offering, 10% warrant coverage with an exercise price equal to the effective price of the equity securities sold or, in the case of publicly traded equity securities, the closing stock bid on the date the transaction closes and common equities resulting in a total ownership percentage of the Company’s then outstanding equity equal to 3% (if $1,500,000 to $1,999,999 is raised), 6.6% (if $2,000,000 to $2,999,999 is raised) and 9.9% (if $3,000,000 or more is raised).

Note 20 - Subsequent Events

Management evaluated subsequent events through the date that the Company's consolidated financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these consolidated financial statements were issued, other than the following:

NJEDA Note Modification

In connection with the Merger, the Company and NJEDA entered into negotiations to modify the NJEDA note.  The proposed modifications would extend the maturity date to August 2016. Interest would continue to accrue at 6% per annum and debt service would be an agreed upon percentage of the prior year’s revenue which would be paid on July 1st of the following year.  The unpaid balance of the loan would be due on August 1, 2016.  Depending on the amount of revenues the note could be paid in full prior to August 1, 2016.   As compensation for this modification the Company will issue to NJEDA warrants to acquire approximately 27,500 shares at $0.75 with an expiration date of 10 years after the grant date.   Using the Black-Scholes option valuation model, with current pricing information, these warrants would have a $6,200 estimated fair value.

 The percentages of revenues to be used in the calculation of the debt service payment would be as follows:

Debt Service Payment Based on Revenues for the year ending	% of Revenue	Date Debt Service Paid
December 31, 2012	4%	July 1, 2013
December 31, 2013	5%	July 1, 2014
December 31, 2014	6%	July 1, 2015
December 31, 2015	7%	July 1, 2016
	Balloon	August 1, 2016

August Capital Raise

On August 8, 2012, in connection with the Offering, we issued an aggregate of 968,333 shares of our common stock at a price of $0.75 per share, for aggregate gross proceeds of $726,250 pursuant to the terms and conditions of a Subscription Agreement by and between the Company and 2 accredited investors (the “August Offering”).  We have now raised gross proceeds of $2,985,549, which includes the $295,000 for the Controlling Stockholders’ who acquired control of Organic Spice on February 10, 2012.

We estimate that there will be approximately $30,000 of professional fees related to the Offering and the Placement Agent is to receive:

●	$72,625 which is 10% of the gross proceeds raised in the August Offering;
●	92,496 shares of common stock resulting in a total ownership percentage of the Company’s then outstanding equity equal to 6.6% (9.9% if greater than $3,000,000 is raised in the Offerings); and
●	warrants to purchase 96,833 shares of common stock which are equal to 10% of the shares of common stock issued in the August Offering. These warrants will have an exercise price of $0.75 per share.

If no additional amounts are raised in the Offering and because the Company sold 968,333 additional shares of common stock the Exchange Ratio would be adjusted so that the former X-Factor members would receive on an aggregate basis an additional 787,872 shares of common stock.  These shares will not be issued until the final closing of the Offering.  In the case of this adjustment to the Exchange Ratio, the number of shares underlying options, warrants and convertible securities included issued in connection with the Merger  and the exercise or conversion prices thereof, as applicable, shall also be adjusted in accordance with such adjusted Exchange Ratio.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited balance sheets as of December 31, 2011 and 2010 and the related statements of operations and members’ deficit and cash flows for the years ended December 31, 2011 and 2010 and the notes attached thereto and the unaudited consolidated balance sheet as of June 30, 2012 and the related unaudited consolidated statements of operations and stockholders’ and members’ deficit and cash flows for the six and three months ended June 30, 2012 and 2011 and the notes attached thereto. Such financial statements exclude the effects of the Merger and the related reorganization. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.  The Company operates in one segment and therefore segment information is not presented.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements and involve factors, risks and uncertainties that may cause our actual results in future periods to differ materially from such statements. These factors, risks and uncertainties are discussed below and include market acceptance and availability of digital media communication services, rapid technological change affecting demand for our services, competition from other digital media communication service providers, deteriorating economic conditions, the availability of sufficient financial resources to enable us to pay our existing obligations and expand our operations, adequacy of internal controls, being an early stage software development company, as well as other risks and uncertainties that may be detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

X-Factor Communications Holdings, Inc. (formerly, Organic Spice Imports, Inc.) ("Holdings" or the "Company"), through its wholly-owned subsidiary X-Factor Communications, LLC ("X-Factor"), a New York limited liability company, located in South Hackensack, New Jersey, provides interactive digital media network software and services. The X-Factor Digital Media Network Platform, our cloud-based digital signage, web and mobile solution, is delivered as a software-as-a-service and under a software license model, enabling our customers to build simple yet scalable advertising and corporate digital media networks. The Company’s webcasting solution, a live and on-demand multimedia distribution product delivers rich media content, desktop signage and emergency messaging to mobile and Web devices. The Company’s solutions address the rapidly expanding digital media needs of its corporate, public venue, education and government sector customers.  The Company sells its software and services throughout the United States.  The Company has limited its staffing and marketing efforts, expenditures and expenses to date.  Over the past 2 years the Company has benefited from limited direct sales efforts and sales referrals from Cisco Systems, Inc. ("Cisco") and some of the larger integrators/reseller sales channels in the marketplace.  The Company believes it is now positioned to implement an aggressive marketing campaign to increase the sales volume through these sales channels. In addition, the Company has introduced stand-alone solutions to the marketplace that it plans to market along with its partner oriented product portfolio.

Liquidity and Capital Resources

At December 31, 2011 the Company had a members' deficit of $1,294,187, a working capital deficiency of $441,953 and incurred a net loss of $1,502,638 for the year then ended.  In addition, there was a decrease in revenue of $929,797 in 2011 when compared to 2010 levels.

At June 30, 2012 the Company had a stockholders' deficit of $1,422,565, a working capital deficiency of $665,416 and incurred a net loss of $1,907,944 and $716,901 for the six and three months then ended.  In addition, there was a decrease in revenue of $33,301 and $15,298 for the six and three months ended June 30, 2012 when compared to 2011 levels.  There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity (see also Notes 18 and 20) or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods. While the Company has been successful in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. At present, these factors raise substantial doubt about the Company's ability to continue as a going concern. During 2012 and 2011, the Company received an aggregate $75,000 (net) and $850,000, respectively; in cash proceeds from the sale of promissory notes. In addition, on May 15, 2012, X-Factor closed a reverse merger (the “Merger”) pursuant to which it became the wholly owned subsidiary of the Company. Upon the closing of the Merger, cash proceeds of $1,236,250 were raised in connection with the initial closing of an offering of up $5,000,000 (including an over-allotment option) of common stock of the Company (the “Offering”).  In August 2012, the Company raised additional cash proceeds of $726,250 in connection with the Offering. The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

The Company believes that the proceeds from the sale of the securities in the Offering, including the $726,250 of proceeds from the sale of securities in August 2012 and the conversion of $728,049 of promissory notes upon the closing of the Merger, along with management’s expectation for greater financing opportunities as a result of the Company's public reporting status (see also Notes 18 and 20), will provide sufficient equity to fund its operations for the next year.  There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition and future operations.

Critical Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized, non interest bearing, customer obligations due under normal trade terms and are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of the Company's accounts receivable may, at times, be reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances periodically and based on an assessment of the current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation on equipment is recorded over the estimated useful lives of the assets (five years) using the straight-line method. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset (seven years) or the expected term of the occupancy. Included in equipment are fixed assets subject to capital leases which are depreciated over the life of the respective asset.  Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss will be reported in results of operations.

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the six and three month periods ended June 30, 2012 and 2011.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company has certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these arrangements, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately using vendor-specific objective evidence. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Unearned revenue also consists of future maintenance and upgrade services that will be provided by the Company in future periods under terms of a non-refundable service contract.

Derivative Financial Instruments

The Company's objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds.  Derivatives are recognized in the balance sheet at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging." Under ASC Topic 815, the estimated fair value of the derivative liabilities is revalued at each balance sheet date with the changes in value, if any, recorded in the interest and other expense section of the accompanying Statements of Operations and Members' Deficit.

Equity-Based Compensation

Equity-based awards for membership common units have been appropriately accounted for as required by ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, equity-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The Company values its equity-based awards using the Black-Scholes option valuation model. The fair value of the units used in these valuation models is based on the most recent sale of a membership common unit of the Company.

Prior to the Merger, X-Factor periodically granted options for membership common units to employees and consultants in accordance with the provisions of X-Factor’s stock option plans, with the exercise price of the options established at the price of a recent sale of a membership common unit of X-Factor.

The fair value of warrants for membership common units issued to consultants or employees are recognized over the requisite service period with a corresponding decrease to members' deficit. Warrants issued to consultants are valued at the fair value of the common membership units related to the warrants. Warrants for membership common units issued to equity investors have no effect on members' deficit; that is, the fair value of the warrants granted to investors and charged to members' deficit are entirely offset by a corresponding adjustment to members' deficit.

Income Taxes

Holdings operates as a “C” corporation.  Prior to the Merger, the Members of X-Factor  elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws.   Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at June 30, 2012. For the period from the effective date of the Merger through June 30, 2012, the Company did not record a benefit for income taxes.

Accounting Standards Update (“ASU”) 2009-06, which is included as part of ASC Topic 740 “Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. Prior to the Merger,  the Company operated as a limited liability corporation and Federal and state taxes are passed through to the members, so too would the assessments from any tax examinations and, since the Merger, has generated an operating loss.  There are no ongoing or pending examinations by Federal or state tax agencies.  The Company has evaluated its tax positions for all currently open tax years, 2008 through 2011, and has concluded that there are no significant uncertain tax positions for either Federal or state purposes.

There were no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2012 and December 31, 2011 and for the six and three months ended June 30, 2012 and 2011.

The Company conducts business domestically and, as a result, files Federal and state income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The Company has no open tax years prior to the 2008 tax return.

Emerging Growth Company

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”).  We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

Six months ended June 30, 2012 (the “2012 Period”) compared to the six months ended June 30, 2011 (the “2011 Period”)

Revenues - Revenues decreased $33,301, or 9.3%, in the 2012 Period to $325,793 from $359,094 in the 2011 Period.  The primary reason for the decrease in revenues in 2012 was that starting in 2010 Cisco drastically reduced its purchases of X-Factor’s digital signage and advertising software and services.  Purchases by Cisco generated $75,728 of revenue in the 2011 Period versus no revenue in the 2012 Period.    In addition, the US Postal Service, due to budget constraints, ceased purchasing X-Factor’s digital signage software and maintenance services for new locations which caused a $15,500 revenue reduction in the 2012 Period compared to the 2011 Period.   This reduction was partially offset by successful efforts by the Company to increase their webcasting business.  The following are the changes in the components of X-Factor’s revenue:

	Six Months Ended June 30,		Favorable (Unfavorable)
	2012	2011	Change
Digital signage software and services	$71,684	$189,746	$(118,062)
Webcasting	254,109	169,348	84,761
Total revenues	$325,793	$359.094	$(33,301)

Cost of revenues – Cost of revenues decreased $19,967, or 13.0% in the 2012 Period to $133,158 from $153,125 in the 2011 Period.  Cost of revenues, as a percentage of revenues, were 40.9% in the 2012 Period and 42.6% in the 2011 Period.

Gross Profit – Gross profit decreased $13,334, or 6.5% in the 2012 Period to $192,635 from $205,969 in the 2011 Period.  Gross profit, as a percentage of revenues, was 59.1% in the 2012 Period and 57.4% in the 2011 Period.

Salaries and fringe benefits expenses – Compensation costs decreased $66,245, or 23.1% in the 2012 Period to $220,875 from $287,120 in the 2011 Period.  Compensation costs, as a percentage of revenue, were 67.8% in the 2012 Period and 80.0% in the 2011 Period.  The reason for the decrease in costs during the 2012 Period was X-Factor’s decision during the second quarter of 2011 to reduce its salaries to conserve cash.

General and administrative expenses - General and administrative expenses increased $251,913, or 42.9% in the 2012 Period to $838,683 from $586,770 in the 2011 Period. General and administrative expenses, as a percentage of revenue, were 257.4% in the 2012 Period and 163.4% in the 2011 Period. Due to cash limitations, X-Factor utilized equity-based compensation to pay for various consulting services in 2011. The following are the significant changes in the components of X-Factor’s general and administrative expenses:

	Six Months Ended		Favorable
	June 30,		(Unfavorable)
	2012	2011	Change
Professional fees and consultants	$623,793	$68,842	$(554,951)
Professional fees and consultants – equity based	3,960	409,481	405,521
Travel	64,021	42,881	(21,140)
Insurance	13,311	1,952	(11,359)
SEC printing and filing fees	21,424	--	(21,424)
Computer and office supplies	46,586	16,233	(30,353)
Advertising and marketing	14,145	386	(13,759)
Miscellaneous expenses	51,443	46,995	(4,448)
Total general and administrative	$838,683	$586,770	$(251,913)

Depreciation and amortization – Depreciation and amortization expenses decreased $3,130, or 8.9%, in the 2012 Period to $32,109 from $35,239 in the 2011 Period. The decrease was due to some assets being fully depreciated and a lower level of equipment and leasehold improvement additions in all periods.

Loss from operations – Loss from operations increased by $195,872, or 27.9% in the 2012 Period to $899,032 from $703,160 in the 2011 Period.

Other expense – Other expense increased by $948,463 in the 2012 Period to $1,008,912 from $60,449 in the 2011 Period.  Due to amendments to, and the conversion of, various Notes Payable - Related Parties in the 2012 Period, the related unamortized discounts and financing costs were expensed and shown as a Loss on Extinguishment or Modification of Debt. Professional fees related to the Merger were expensed as incurred. The following are the changes in the components of X-Factor’s other expenses:

	Six Months Ended		Favorable
	June 30,		(Unfavorable)
	2012	2011	Change
Loss on Extinguishment or Modification of Debt	$515,135	$--	$(515,135)
Professional fees related to Merger	202,867	--	(202,867)
Change in fair value of derivative financial
instruments for Related Parties	80,217	--	(80,217)
Interest	63,860	38,139	(25,721)
Accretion of discount on notes	132,139	20,139	(112,000)
Amortization of prepaid financing costs	11,869	--	(11,869)
Other expenses	2,825	2,171	(654)
Total other expenses	$1,008,912	$60,449	$(948,463)

Income taxes - As a result of X-Factor being a limited liability company all profits and losses of X-Factor prior to the Merger flowed through to the individual members of X-Factor.  Accordingly, X-Factor did not record a tax provision, incur any liability for incomes taxes nor record a benefit for income taxes or any deferred tax assets or liabilities for Federal or state tax purposes.

Holdings operates as a “C” corporation. Net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at June 30, 2012 and  for the period from the Merger Date through June 30, 2012 the Company did not record a benefit for income taxes.

Net loss – The decrease in gross profit, increase in operating expenses along with the increase in other expenses caused primarily by non-recurring expenses related to the Offering and extinguishment and modification of debt, resulting in the net loss increasing by $1,144,335, in the 2012 Period to $1,907,944 from $763,609 in the 2011 Period.

Three months ended June 30, 2012 (the “2012 Quarter”) compared to the three months ended June 30, 2011 (the “2011 Quarter”)

Revenues - Revenues decreased $15,298, or 9.7%, in the 2012 Quarter to $142,864 from $158,162 in the 2011 Quarter.  The primary reason for the decrease in revenues in 2012 was that starting in 2010 Cisco drastically reduced its purchases of X-Factor’s digital signage and advertising software and services.  Purchases by Cisco generated $38,364 of revenue in the 2011 Quarter versus no revenue in the 2012 Quarter.    In addition, the US Postal Service, due to budget constraints, ceased purchasing X-Factor’s digital signage software and maintenance services for new locations which caused a $1,664 revenue reduction in the 2012 Quarter compared to the 2011 Quarter.   This reduction was partially offset by successful efforts by the Company to increase their webcasting business.  The following are the changes in the components of X-Factor’s revenue:

	Three Months Ended		Favorable
	June 30,		(Unfavorable)
	2012	2011	Change
Digital signage software and services	$35,069	$91,474	$(56,405)
Webcasting	107,795	66,688	41,107
Total revenues	$142,864	$158,162	$(15,298)

Cost of revenues – Cost of revenues decreased $17,777, or 23.4% in the 2012 Quarter to $58,124 from $75,901 in the 2011 Quarter.  Cost of revenues, as a percentage of revenues, were 40.7% in the 2012 Quarter and 48.0% in the 2011 Quarter.

Gross Profit – Gross profit increased $2,479, or 3.0% in the 2012 Quarter to $84,740 from $82,261 in the 2011 Quarter.  Gross profit, as a percentage of revenues, was 59.3% in the 2012 Quarter and 52.0% in the 2011 Quarter.

Salaries and fringe benefits expenses – Compensation costs increased $18,697, or 17.2% in the 2012 Quarter to $127,393 from $108,696 in the 2011 Quarter.  Compensation costs, as a percentage of revenue, were 89.2% in the 2012 Quarter and 68.7% in the 2011 Quarter.  The reason for the increase in costs during the 2012 Quarter was X-Factor’s decision during the second quarter of 2011 to reduce its salaries to conserve cash and a consultant becoming an employee in the 2012 Quarter.  Salaries in the second quarter of 2012 were consistent with those of the first quarter of 2011.

General and administrative expenses - General and administrative expenses decreased $63,548, or 14.1% in the 2012 Quarter to $386,796 from $450,344 in the 2011 Quarter. General and administrative expenses, as a percentage of revenue, were 270.7% in the 2012 Quarter and 284.7% in the 2011 Quarter. Due to cash limitations, X-Factor utilized equity-based compensation to pay for various consulting services in 2011. The following are the significant changes in the components of X-Factor’s general and administrative expenses:

	Three Months Ended		Favorable
	June 30,		(Unfavorable)
	2012	2011	Change
Professional fees and consultants	$272,064	$28,334	$(243,730)
Professional fees and consultants – equity based	2,475	369,674	367,199
Travel	32,784	22,382	(10,402)
Insurance	12,844	1,113	(11,731)
SEC printing and filing fees	17,580	--	(17,580)
Computer and office supplies	16,691	6,267	(10,424)
Advertising and marketing	6,645	--	(6,645)
Miscellaneous expenses	25,713	22,574	(3,139)
Total general and administrative	$386,796	$450,344	$63,548

Depreciation and amortization – Depreciation and amortization expenses decreased $1,525, or 8.7%, in the 2012 Quarter to $16,044 from $17,569 in the 2011 Quarter. The decrease was due to some assets being fully depreciated and a lower level of equipment and leasehold improvement additions in all periods.

Loss from operations – Loss from operations decreased by $48,855, or 9.9% in the 2012 Quarter to $445,493 from $494,348 in the 2011 Quarter.

Other expense – Other expense increased by $233,921 in the 2012 Quarter to $271,408 from $37,497 in the 2011 Quarter.  Due to amendments to, and the conversion of, various Notes Payable - Related Parties in the 2012 Quarter, the related unamortized discounts and financing costs were expensed and shown as a Loss on Extinguishment or Modification of Debt. Professional fees related to the Merger were expensed as incurred.  As a result of the common stock dilution caused by the Offering, the liability for the fair value of the beneficial conversion feature included in certain Notes Payable - Related Parties was reduced causing the recognition of a gain. The following are the changes in the components of X-Factor’s other expenses:

	Three Months Ended		Favorable
	June 30,		(Unfavorable)
	2012	2011	Change
Loss on Extinguishment or Modification of Debt	$185,273	$--	$(185,273)
Professional fees related to Merger	69,676	--	(69,676)
Change in fair value of derivative financial
instruments for Related Parties	(41,079)	--	41,079
Interest	30,787	21,501	(9,286)
Accretion of discount on notes	23,068	15,697	(7,371)
Amortization of prepaid financing costs	858	--	(858)
Other expenses	2,825	299	(2,526)
Total other expenses	$271,408	$37,497	$(233,911)

Income taxes - As a result of X-Factor being a limited liability company all profits and losses of X-Factor prior to the Merger flowed through to the individual members of X-Factor. Accordingly, X-Factor did not record a tax provision, incur any liability for incomes taxes nor record a benefit for income taxes or any deferred tax assets or liabilities for Federal or state tax purposes.

Holdings operates as a “C” corporation. Net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at June 30, 2012 and  for the period from the Merger Date through June 30, 2012 the Company did not record a benefit for income taxes.

Net loss – The increase in gross profit and decrease in operating expenses were offset by the increase in other expenses caused primarily by non-recurring expenses related to the Offering and extinguishment and modification of debt, resulting in the net loss increasing by $185,056, in the 2012 Quarter to $716,901 from $531,845 in the 2011 Quarter.

Cash flows
At June 30, 2012, X-Factor had a working capital deficit of $665,416, compared to a working capital deficit of $441,953 at December 31, 2011, a decrease of $223,463.  X-Factor had $248,399 in cash at June 30, 2012, compared to $78,639 at December 31, 2011, an increase of $169,760.

Net cash used in operating activities was $916,543 for the 2012 Period.  The components of the use of funds were a net loss of  $1,907,944  ($1,099,231 excluding non-cash charges and credits), $43,217 from a reduction in unearned revenues and  a $29,922 increase in other current assets partially offset by a decrease of $153,821 in accounts receivable and a $102,006 increase in accounts payable and accrued expenses.  Net cash used in operating activities was $72,500 for the 2011 Period.  The components of the use of funds were a net loss of $763,609 ($226,298 excluding non-cash charges and credits) and $2,157 from a reduction in unearned revenues partially offset by a decrease of $88,517 in accounts receivable and a $67,438 increase in accounts payable and accrued expenses.

Cash provided by investing activities in the 2012 Period consisted of a $75,000 reimbursement by the Controlling Stockholders of the deposit advanced by X-Factor towards the acquisition of control of the Company for the purpose of consummating the Merger.   Cash used in investing activities for the 2011 Period totaled $1,194 for the purchase of equipment and leasehold improvements.

Cash provided by financing activities in the 2012 Period totaled $1,011,303 and was comprised of $1,236,250 of gross proceeds from the sale of common stock in the Offering and $75,000 from the proceeds of notes payable partially offset by $209,407 in direct costs relating to the Offering and obtaining the notes payable, $5,313 of principal repayments of lease obligations, and $85,227 of principal repayments towards notes payable.  Cash provided by financing activities in the 2011 Period totaled $73,640 and was comprised of $49,153 received from the sale of common stock,  $50,000 from the proceeds of notes payable and $2 from a increase in the Line of Credit partially offset by $10,417 of principal repayments toward the notes payable and $15,098 of principal repayments of lease obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2012 and 2011 and December 31, 2011.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements.  This guidance establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements.  The standard is generally expected to result in revenue recognition for more delivered elements than under prior rules.  X-Factor was required to adopt this standard prospectively for new or materially modified agreements entered into on or after January 1, 2011.  The implementation of this standard did not have a material impact on X-Factor’s financial position, results of operations and cash flows.

In January 2010, the FASB issued guidance that revised two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The guidance also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements became effective for X-Factor’s financial statements for the period ended September 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which became effective for our 2011 year end.  Since this guidance is only related to financial statement disclosures, there was no impact to X-Factor’s financial statements as a result of the adoption of this guidance.

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”) (“ASU 2011-04”), which amends FASB ASC 820, “Fair Value Measurement”.  These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS.  Consequently, the amendments change some fair value measurement principles and disclosure requirements.  The adoption of ASU 2011-04 did not have an impact on X-Factor’s June 30, 2012 financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which amends FASB ASC 220, “Comprehensive Income”.  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of stockholders’ and members’ deficit was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed.  Additionally, no changes were made to the calculation and presentation of loss per share.  The adoption of ASU 2011-05 did not have an impact on the Company’s June 30, 2012 financial statements.

The Company is not aware of any other pronouncements, not yet issued or adopted, that would have a material effect on its future financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Holdings in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective in providing reasonable assurance of compliance, due largely to the limited amount of Company personnel and the inherent limitations on the segregation of duties and supervisory reviews.

However, the Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheet as of June 30, 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period then ended. in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Holding has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2012, the Company issued 157,932 shares of common stock to its legal counsel, as compensation for services rendered in the amount of $118,448.90.  The shares were issued in connection with the exemption from registration provided by Section 4(2) under the Securities Act as a transaction by an issuer not involving a public offering, in which the investor is accredited and has acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

There have been no unregistered sales of securities during the period covered by this Quarterly Report that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

On August 8, 2012, in connection with the Offering and pursuant to the terms and conditions of a Subscription Agreement, by and between the Company and the purchaser, the Company issued an aggregate of 968,333 shares of common stock at a price of $0.75 per share to two accredited investors, for aggregate gross proceeds of $726,250.  The placement agent in the Offering received a commission of $72,625 in connection with the sale of the shares. The shares were issued in connection with the exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D, promulgated thereunder, as a transaction by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 6. Exhibits

10.1*	Subscription Agreement, dated August 8, 2012
10.2*	Cancellation Agreement, dated May 15, 2012
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's Form 8-K filed on May 21, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-FACTOR COMMUNICATIONS HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Charles Saracino
Charles Saracino, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Interim Chief Financial Officer (Principal Financial and Accounting Officer)