Form 10-Q/A
period 2012-06-30
X-Factor Communications Holdings, Inc.
filed 2012-09-13
CIK 1517653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of X-Factor Communications Holdings, Inc. (the “Company”) for the quarterly period ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Form 10-Q”), is solely to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 consists of the following materials from the Company’s Original Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document**

101.SCH	XBRL Extension Schema Document**

101.CAL	XBRL Extension Calculation Linkbase Document**

101.DEF	XBRL Extension Definition Linkbase Document**

101.LAB	XBRL Extension Labels Linkbase Document**

101.PRE	XBRL Extension Presentation Linkbase Document**

This Amendment No. 1 does not reflect events occurring after August 14, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in the Company’s Original Form 10-Q.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 to the Company’s Form 10-Q under Item 6 of Part II.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. Exhibits

The following is a list of exhibits filed as a part of this Report:

Exhibit No.	Description

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Extension Schema Document**

101.CAL	XBRL Extension Calculation Linkbase Document**

101.DEF	XBRL Extension Definition Linkbase Document**

101.LAB	XBRL Extension Labels Linkbase Document**

101.PRE	XBRL Extension Presentation Linkbase Document**

**	Filed with this Amendment No. 1 to the quarterly report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-FACTOR COMMUNICATIONS HOLDINGS, INC.

Date: September 13, 2012	By:/s/ Charles Saracino
Charles Saracino, Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2012	By:/s/ Edwin F. Heinen
Edwin F. Heinen, Interim Chief Financial Officer (Principal Financial and Accounting Officer)