Form 10-Q
period 2012-09-30
X-Factor Communications Holdings, Inc.
filed 2012-11-15
CIK 1517653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of November 15, 2012 was 16,964,934.

X-Factor Communications Holdings, Inc.

Index

PART I – FINANCIAL INFORMATION

*	The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements included as an exhibit to our Form 8-K that was filed on May 21, 2012.

X-Factor Communications Holdings, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
Assets	(unaudited)
Current assets
Cash	$373,088	$78,639
Accounts receivable, net of allowance for doubtful accounts
of $26,200 and $25,900 respectively	146,944	216,110
Other current assets	26,740	209,081
Total current assets	546,772	503,830

Equipment and leasehold improvements	29,191	65,292
Total assets	$575,963	$569,122

Liabilities and Stockholders’ and Members’ Deficit
Current liabilities
Line of credit	$97,836	$97,836
Current portion of notes payable, net of discount of $6,178 and
$9,377, respectively	19,822	161,078
Current portion of capital leases payable	11,257	10,457
Accounts payable	543,229	405,482
Accrued expenses	33,059	172,955
Current portion of unearned revenues	37,579	58,845
Derivative financial instruments	277,638	39,130
Total current liabilities	1,020,420	945,783

Long term liabilities
Notes payable, less current portion, net of discount
of $1,946 and $6,166, respectively	309,360	277,924
Notes payable – Related Parties, net of discount of $0 and
$582,209, respectively	276,751	614,543
Capital leases payable, less current portion	2,077	10,705
Unearned revenues, less current portion	—	14,354
Total long term liabilities	588,188	917,526
Total liabilities	1,608,608	1,863,309

Commitments and contingencies

Stockholders’ and members’ deficit
Members' deficit (liquidation value of preferred units of
$1,140,287)	—	(1,294,187)
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized,
16,964,934 shares issued and outstanding at September 30, 2012	1,696	—
Additional paid-in capital	6,296,526	—
Accumulated deficit	(7,330,867)	—
Total stockholders’ and members’ deficit	(1,032,645)	(1,294,187)
Total liabilities and stockholders' and members’ deficit	$575,963	$569,122

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$490,958	$620,271	$165,165	$261,178
Cost of revenue	194,277	192,686	61,119	39,562
Gross profit	296,681	427,585	104,046	221,616

Operating expenses
Salaries and fringe benefits	531,263	356,223	310,388	69,104
General and administrative	1,364,540	877,615	525,857	290,845
Depreciation and amortization	39,936	51,016	7,827	15,777
Total operating expenses	1,935,739	1,284,854	844,072	375,726

Loss from operations	(1,639,058)	(857,269)	(740,026)	(154,110)

Other expenses
Interest expense, including $176,574, $135,457,
$13,252 and $107,116, respectively for
Related Parties	231,923	188,379	24,055	130,100
Change in the fair value of derivative financial
instruments for Related Parties	401,461	—	321,244	—
Professional fees related to Merger	202,867	22,477	—	22,477
Loss on modification or extinguishment
of debt	515,135	—	—	—
Other expenses	6,204	3,851	3,379	1,680
Total other expenses	1,357,590	214,707	348,678	154,257

Net loss	$(2,996,648)	$(1,071,976)	$(1,088,704)	$(308,367)
Net loss attributable to common stockholders per share (see Note 3): Basic and diluted			$(0.06)
Weighted average number of common shares outstanding (see Note 3): Basic and diluted			16,777,787

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statement of Stockholders’ and Members’ Deficit (Unaudited)
Nine Months Ended September 30, 2012

		Common		Membership	Additional			Stockholders’
	Common	Shares	Membership	Units	Paid in	Accumulated	Members’	Deficit
	Shares	Amount	Units	Amount	Capital	Deficit	Deficit	Total
X-Factor balance before merger at December 31, 2011	—	$—	—	$—	$—	$—	$(1,294,187)	$(1,294,187)
Reclassification of Members’ deficit into Stockholders’ accounts	—	—	1,663,893	166	3,039,866	(4,334,219)	1,294,187	—
Conversion of common membership units into common shares	7,239,216	724	(1,304,210)	(130)	(594)	—	—	—
Conversion of preferred membership units into common shares	1,996,685	200	(359,683)	(36)	(164)	—	—	—
Issuance of common shares and warrants to eliminate liquidation preference on preferred membership units and warrants for preferred membership units	1,357,203	136	—	—	(136)	—	—	—
Issuance of common shares to exchange Organic holdings	1,180,000	118	—	—	(118)	—	—	—
Issuance of common shares sold in Offering	2,883,333	288	—	—	2,162,212	—	—	2,162,500
Cash paid for costs of Offering incurred in 2011	—	—	—	—	(64,060)	—	—	(64,060)
Cash paid for costs of Offering incurred in 2012	—	—	—	—	(377,888)	—	—	(377,888)
Equity based compensation – common shares and warrants issued to pay costs of Offering	—	—	—	—	(1,245,856)	—	—	(1,245,856)
Equity based compensation – shares issued to Placement Agent	1,589,059	159	—	—	1,191,635	—	—	1,191,794
Equity based compensation – shares issued to Attorney	157,932	16	—	—	118,431	—	—	118,447
Cancellation of Controlling Stockholders shares	(656,667)	(66)	—	—	66	—	—	—
Equity based compensation – warrants issued to Placement Agent	—	—	—	—	54,062	—	—	54,062
Conversion of promissory notes	1,218,173	121	—	—	881,357	—	—	881,478
Equity based compensation – options issued to employees and consultants	—	—	—	—	358,556	—	—	358,556
Equity based compensation – warrants issued to consultants	—	—	—	—	16,204	—	—	16,204
Cancellation of derivative liability	—	—	—	—	162,953	—	—	162,953
Net loss	—	—	—	—	—	(2,996,648)	—	(2,996,648)
Balance at September 30, 2012	16,964,934	$1,696	—	$—	$6,296,526	$(7,330,867)	$—	$(1,032,645)

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,996,648)	$(1,071,976)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,936	51,016
Capitalized interest payments for notes - Related Parties	42,571	15,480
Capitalized interest income for note receivable	(844)	(151)
Accretion of discount on notes	138,590	117,476
Amortization of prepaid financing costs	11,869	8,749
Change in fair value of derivative
financial instruments for Related Parties	401,461	—
Loss on modification or extinguishment of debt	515,135	—
Bad debt expense	300	25,000
Equity-based compensation	374,760	531,026
Changes in operating assets and liabilities:
Accounts receivable	64,166	(2,024)
Other current assets	(15,462)	—
Accounts payable	256,196	51,432
Accrued expenses	(139,897)	75,277
Unearned revenue	(35,620)	(137,494)
Net cash used in operating activities	(1,343,487)	(336,189)

Cash flows from investing activities:
Refund of deposit for company to be acquired in Merger	75,000	—
Advances made for Note Receivable	—	(10,000)
Purchase of equipment and leasehold improvements	(3,835)	(6,869)
Net cash provided by (used in)investing activities	71,165	(16,869)

Cash flows from financing activities:
Sale of common stock	2,162,500	49,153
Costs incurred in connection with Offering	(377,888)	(70,920)
Principal repayments of note payable	(117,239)	(10,417)
Proceeds from notes payable - Related Parties	75,000	475,000
Principal repayments of obligations under capital leases	(7,828)	(21,133)
Principal repayments of notes payable - Related Parties	(167,774)	(25,000)
Net change in line of credit	—	2
Net cash provided by financing activities	1,566,771	396,685
Net change in cash	294,449	43,627
Cash - beginning of period	78,639	22,417
Cash - end of period	$373,088	$66,044

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,061	$33,616
Non-cash investing and financing activities:
Conversion of promissory notes to equity	$881,478	$—
Equity-based compensation costs of Offering	$1,245,856	$—
Accounts receivable used to offset notes payable - Related Parties	$4,700	$—
Equity issued to Placement Agent for fees in Offering	$1,191,794	$—
Equity issued in settlement of accounts payable	$118,447	$—
Cancellation of derivative liability	$162,953	$—

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Notes to Consolidated Financial Statements

Note 1 - Background and Nature of Operations

X-Factor Communications Holdings, Inc., a Delaware corporation (formerly, Organic Spice Imports, Inc.) (“Holdings” or the “Company”, “we”, “us” or “our”), through its wholly-owned subsidiary X-Factor Communications, LLC, a New York limited liability company (“X-Factor”), located in South Hackensack, New Jersey, provides interactive digital media network software and services. References herein to: the “Company”, “we”, “us” or “our”, refer to X-Factor Communications Holdings, Inc. and X-Factor.   The X-Factor Digital Media Network Platform, our cloud-based digital signage, web and mobile solution, is delivered as a software-as-a-service and under a software license model, enabling our customers to build simple yet scalable advertising and corporate digital media networks. The Company’s webcasting solution, a live and on-demand multimedia distribution product, delivers rich media content, desktop signage and emergency messaging to mobile and Web devices. The Company’s solutions address the rapidly expanding digital media needs of its corporate, public venue, education and government sector customers.  The Company markets its software and services throughout the United States.

May 15, 2012 Merger

On May 15, 2012, pursuant to the terms and conditions of an Agreement and Plan of Merger, dated March 5, 2012 (the "Merger Agreement"), X-Factor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Holdings merged with and into X-Factor (the "Merger").  X-Factor survived the Merger and became a wholly-owned subsidiary of Holdings. On May 16, 2012, X-Factor Communications Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company, formed solely for the purpose of changing the Company's name, was merged with and into the Company upon the filing of a Certificate of Ownership and Merger with the Secretary of State of Delaware and the Company adopted the name of this subsidiary thereby, changing its name from "Organic Spice Imports, Inc."  to "X-Factor Communications Holdings, Inc." References herein to “Organic Spice” refer to the registrant prior to its name change.

Upon the closing of the Merger, in connection with the terms and conditions of a private placement offering (the "Offering") the Company issued and sold an aggregate of 2,883,333 shares of common stock at a price of $0.75 per share, for gross proceeds of $2,162,500.

The consummation of the Merger (the "Effective Time") and the Offering had the following effects on the membership units and common stock equivalents of X-Factor:

(a) Each X-Factor common and preferred membership unit issued and outstanding immediately prior to the Merger was automatically converted into 5.286767 (the "Initial Exchange Ratio") shares of Holdings common stock.  Upon the final closing of the Offering in August the Initial Exchange Ratio was adjusted to reflect 5.550657 (the “Final Exchange Ratio”) and all initial exchanges were adjusted to reflect the Final Exchange Ratio.  This resulted in the issuance of an additional 439,098 shares of Holdings common stock.  All disclosures in this document reflect the Final Exchange Ratio.

(b) Each holder of an X-Factor preferred membership unit received 1.190229 shares of Holdings common stock as payment to eliminate the liquidation preference of the preferred membership units.

(c) Each X-Factor warrant or option issued and outstanding immediately prior to the Merger was automatically converted into the right to purchase 5.550657 shares of Holdings common stock.  The new conversion price applicable to each warrant and option is equal to the conversion price in effect immediately prior to the Merger divided by 5.550657.

(d) All convertible debt of X-Factor outstanding immediately prior to the Merger was automatically converted into the right to purchase 5.550657 shares of Holdings common stock.  The new conversion price applicable to convertible debt is equal to the conversion price in effect immediately prior to the Merger divided by 5.550657.

(e) One holder of a warrant to purchase X-Factor Preferred Membership Interests agreed to receive an additional warrant to purchase, for a period of 10 years from the Effective Time, 148,942 shares of Holdings common stock which was equal to the aggregate exercise price of such preferred warrant, which was $125,137, multiplied by 1.190229 and the exercise price of such additional warrant was the quotient of the exercise price of such preferred warrant, which was $4.33 per X-Factor Preferred Membership Interest, divided by 5.550657.

As an inducement for X-Factor to consummate the transactions contemplated by the Merger Agreement, on May 15, 2012, the Company cancelled 10,000,000 shares of common stock and warrants to purchase up to 5,000,000 shares of common stock owned of record by certain stockholders of the Company immediately prior to the Effective Time, pursuant to the terms and conditions of a cancellation agreement, dated of even date.

Note 2 – Liquidity and Going Concern

At September 30, 2012 the Company had a stockholders' deficit of $1,032,645, a working capital deficiency of $473,648 and incurred a net loss of $2,996,648 and $1,088,704, respectively, for the nine and three months then ended.  In addition, there was a decrease in revenue of $129,313 and $96,013, respectively, for the nine and three months ended September 30, 2012 when compared to 2011 levels.  There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity (see Note 18) or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods (see Note 20). While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. At present, these factors raise substantial doubt about the Company's ability to continue as a going concern. The report of our independent registered public accounting firm (as included in our Form 8-K filing dated May 21, 2012) included an explanatory paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  These conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company received an aggregate $75,000 and $850,000, respectively, in cash proceeds from the sale of promissory notes (see Note 12).  Through September 30, 2012 the Company received additional net cash proceeds of $1,857,417 raised in connection with the Offering.

The Company believes that the $1,857,417 of net cash proceeds received from the sale of securities in the Offering and the conversion of $881,478 of promissory notes in 2012, along with management’s expectation for greater financing opportunities as a result of Holdings’ public reporting status (see Note 18), will provide sufficient equity to fund its operations for the next four to six months.  There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Information and Results of Operations

The consolidated financial statements as of September 30, 2012 and for the nine and three months ended September 30, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2012, and the results of operations for the nine and three months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, as included in our Form 8-K, filed with the Securities and Exchange Commission on May 21, 2012.  Results of operations and cash flows for interim periods are not necessarily indicative of a full year.

Presentation of historical membership unit, option, warrant and convertible note amounts and conversion prices – Reclassifications (see Note 18)

As a result of the Merger on May 15, 2012 and the conversion of membership units into shares of common stock, all historical references to membership units, options, warrants and convertible notes have been adjusted to reflect the conversion into, or into the right to purchase, 5.550657 shares of Holdings’ common stock as of the beginning of the reported periods.  The new conversion price applicable to each option, warrant or convertible note is equal to the conversion price in effect immediately prior to the Merger divided by 5.550657.  As a result of the Merger and conversion, the number of X-Factor membership units, options, warrants and exercise prices as of December 31, 2011 were adjusted as follows:

	Common Stock After Conversion	Membership Units Before Conversion

Common	7,239,216	1,304,210
Preferred (A )	1,996,685	359,683
Total shares or units	9,235,901	1,663,893

Note A – the preferred membership units were converted into shares of common stock.

	Common Stock After Conversion	Membership Units Before Conversion

Options - issued	2,161,920	389,490
Warrants - issued	1,012,757	182,457

Options – weighted average exercise price	$0.579	$3.210
Warrants – weighted average exercise price	$0.229	$1.270

Since all common and preferred membership units of X-Factor were converted into shares of common stock of the Company at the beginning of the period reported we have replaced all references to common and preferred membership units with a reference to common stock.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of Holdings and our wholly owned subsidiary, X-Factor.  All inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk (See Note 15)

At various times, certain balances at a financial institution may exceed the Federal Deposit Insurance Corporation's (“FDIC”) limit. At September 30, 2012, the Company did not have cash balances that exceeded such FDIC levels.  Management regularly monitors the financial condition of the institution it works with, along with their balances in cash and endeavors to keep this potential risk at a minimum, and has not experienced any collection losses with these institutions.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation on equipment is recorded over the estimated useful lives of the assets (five years) using the straight-line method. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset (seven years) or the expected term of the occupancy. Included in equipment are fixed assets subject to capital leases which are depreciated over the life of the respective asset.  Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in results of operations.

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the nine and three months ended September 30, 2012 and 2011.

Loss per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period.   For 2011 periods, X-Factor was not obligated, as an LLC, to calculate and present loss per share.  It is not practicable for the Company to determine the historical net loss (and net loss per share) from the date of the Merger through September 30, 2012.  However, the Company has presented unaudited pro forma loss per share for the nine months ended September 30, 2012, as if the Merger occurred on January 1, 2012 and the related shares were outstanding for the entire nine month period ended September 30, 2012. Such pro forma loss per share is presented below:

For the Nine Months Ended September 30, 2012
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.18)

Weighted average number of common shares outstanding:
Basic and diluted	16,669,779

Diluted loss per share for the nine and three months ended September 30, 2012 is the same as basic loss per share. Potential shares of common stock associated with outstanding options and warrants and shares issuable upon conversion of our convertible notes (totaling 7,964,318 at September 30, 2012) have been excluded from the calculations of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company has certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these arrangements, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately using vendor-specific objective evidence. Revenue from multi-year licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Unearned revenue also consists of future maintenance and upgrade services that will be provided by the Company in future periods under terms of a non-refundable service contract.

Derivative Financial Instruments

The Company's objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds.  Derivatives are recognized in the balance sheet at fair value based on the criteria specified in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging" (“ASC Topic 815”).   Under ASC Topic 815, the estimated fair value of derivative liabilities is revalued at each balance sheet date with the changes in value, if any, recorded in the interest and other expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

Advertising and Marketing Expense

Advertising costs are expensed as incurred and included in general and administrative expenses. Advertising expenses for the nine months ended September 30, 2012 and 2011 were $31,584 and $3,261, respectively. Advertising expenses for the three months ended September 30, 2012 and 2011 were $17,439 and $2,875, respectively.

Equity-Based Compensation

Equity-based awards for common stock have been accounted for as required by FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, equity-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The Company values its equity-based awards using the Black-Scholes option valuation model. The fair value of the common stock used in these valuation models is based on the most recent sale of a share of common stock of the Company.

We periodically granted options for common stock to employees and consultants in accordance with the provisions of our stock option plans (see Note 16), with the exercise price of the options established at the price of a recent sale of a share of common stock of the Company. As a consequence of the Merger, no additional grants may be made from the 2006 and 2010 Plans and the options are exercisable into shares of the Company.

The fair value of warrants for shares of common stock issued to consultants or employees are recognized over the requisite service period with a corresponding credit to Additional Paid-in Capital. Warrants issued to consultants are based on the fair value of a share of common stock related to the warrants. Warrants for common stock issued to equity investors have no effect on Additional Paid-in Capital; that is, the fair value of the warrants granted to investors and charged to Additional Paid-in Capital are entirely offset by a corresponding adjustment to Additional Paid-in Capital.

Professional Fees (see Note 18)

Professional Fees Related to the Merger have been expensed as incurred through September 30, 2012. Professional fees related to the Offering were capitalized at December 31, 2011 based on an assessment of the viability of the Offering through that date. When the Offering was consummated in May 2012, the Company offset these costs against proceeds from the sale of the stock.

Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws. Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amount will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at September 30, 2012. For the period from the effective date of the Merger through September 30, 2012 the Company did not record a benefit for income taxes.

Accounting Standards Update (“ASU”) 2009-06, which is included as part of FASB ASC Topic 740 “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. Prior to the Merger, X-Factor operated as a limited liability corporation and Federal and state taxes are passed through to the members, so too would the assessments from any tax examinations and, since the Merger, has generated an operating loss.  The Company conducts business domestically and, as a result, files Federal and state income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. There are no ongoing or pending examinations by Federal or state tax agencies.  The Company has evaluated its tax positions for all currently open tax years, 2008 through 2011, and has concluded that there are no significant uncertain tax positions for either Federal or state purposes.

There were no interest or penalties related to income taxes that have been accrued or recognized as of September 30, 2012 and December 31, 2011, or for the nine and three months ended September 30, 2012 and 2011.

Fair Value Disclosures

The Company considers its cash, accounts receivable, notes payable, capital leases and accounts payable to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximate their fair value due to the short maturities of these instruments.  The carrying value of our line of credit also approximates fair value.

The Company measures fair value as required by the FASB ASC Topic 820“Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company has no financial instruments that merit classification as Level 1 or 2 assets and liabilities.  The Company's liability for derivative financial instruments is considered a Level 3 liability at September 30, 2012 and December 31, 2011.  The fair value of this liability is determined using the most recent sale of a common share and the number of shares that are not considered fixed and determinable under the conversion features.

New Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements. This guidance establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. The standard is generally expected to result in revenue recognition for more delivered elements than under prior rules. The Company was required to adopt this standard prospectively for new or materially modified agreements entered into on or after January 1, 2011. The implementation of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance that revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The guidance also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements became effective for the Company's consolidated financial statements for the period ended September 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which became effective in 2012. Since this guidance is only related to financial statement disclosures, there was no impact to the Company's consolidated financial statements as a result of the adoption of this guidance.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”) (“ASU 2011-04”), which amends ASC Topic 820. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 did not have an impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends FASB ASC Topic 220, “Comprehensive Income”. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of stockholders' and members’ deficit was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of loss per share. The adoption of ASU 2011-05 did not have an impact on the Company's consolidated financial statements.

The Company is not aware of any other pronouncements, not yet issued or adopted, that would have a material effect on its consolidated financial statements.

Note 4 - Related Parties

Certain investors, officers and relatives of officers of the Company have loaned the Company funds which are evidenced by promissory notes (see Note 12) (the “Related Parties”).   Related Parties and certain service providers are considered Related Parties for purposes of related party disclosures.

The President of the Company provides a guaranty on the Company's line of credit.  There is no cost ascribed to the value of this service in the accompanying consolidated financial statements.

In 2011, the President of the Company loaned the Company $10,000 to cover certain operating expenses.  The obligation was repaid in May 2012.

Related Parties who are not officers of the Company provided product development, legal and management services to the Company for $99,756 and $82,317, for the nine months ended September 30, 2012 and 2011, respectively.   These Related Parties provided product development, legal and management services to the Company for $31,612 and $39,572 for the three months ended September 30, 2012 and 2011, respectively.

Included in accounts payable and accrued expenses are $99,090 and $212,890 as of September 30, 2012 and December 31, 2011, respectively, owed to Related Parties.

Included in accounts receivable are $3,500 and $7,700 as of September 30, 2012 and December 31, 2011, respectively, due from Related Parties.

The Company leases office and technical operations space and purchases various communication services from a Related Party totaling $31,032 and $25,087 for the nine months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2012 and 2011, this Related Party provided services of $9,040 and $8,677, respectively.

Note 5 – Holdings’ Capital Stock (see Notes 18)

We are authorized by our certificate of incorporation to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.0001 per share and 20,000,000 are shares of preferred stock, par value $.0001 per share.  As of September 30, 2012, there are 16,964,934 shares of common stock outstanding and no shares of preferred stock outstanding.  All outstanding shares of common stock are of the same class and have equal rights and attributes.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.  All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the board of directors out of funds legally available, subject to the rights of any preferred stock we issue.  In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities, subject to the rights of any preferred stock we issue. The stockholders do not have cumulative or pre-emptive rights.

Note 6 - Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Equipment and software	$515,331	$511,496
Leasehold improvements	3,210	3,210
Equipment and leasehold improvements, at cost	518,541	514,706
Accumulated depreciation and amortization	(489,350)	(449,414)
	$29,191	$65,292

Depreciation and amortization expense totaled $39,936 and $51,016 for the nine months ended September 30, 2012 and 2011, respectively.  Depreciation and amortization expense totaled $7,827 and $15,777 for the three months ended September 30, 2012 and 2011, respectively.

Included in equipment and software is $219,811 of assets under capital leases, which had accumulated depreciation and amortization of $213,501 and $188,454 as of September 30, 2012 and December 31, 2011, respectively.

Note 7 – Other Current Assets

Other current assets consist of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Note receivable	$11,279	$10,435
Prepaid insurance	11,237	—
Prepaid lease payments	4,224	—
Professional and other costs related to the Offering	—	64,060
Prepaid financing costs, net of amortization	—	59,586
Deposit for the acquisition of Merger corporation	—	75,000
	$26,740	$209,081

In 2011, X-Factor deposited $75,000 in escrow for the acquisition of the Company.   In 2012, it was determined that certain individual investors of X-Factor would acquire the Company and the $75,000 deposit in escrow was returned to X-Factor (the "Pre-Merger Acquisition”).  We have incurred professional and other costs in connection with the Merger which are expensed as incurred.

In connection with the Offering, the Company prepaid various professional fees.  When the Offering was consummated, the Company offset these costs and future direct costs associated with the Offering against proceeds from the sale of the stock (see Note 18).

In connection with the Bridge Notes (discussed and defined in Note 12) we paid our investment bankers a fee of 10% of the gross proceeds of the Bridge Notes financing.   The $80,000 fee, with $2,863 of professional fees, was classified as prepaid financing costs and was amortized, using the effective interest method, over the original and amended terms of the Bridge Notes.  In connection with the amendment of the Bridge Notes in February 2012, $30,874 was recognized as a Loss on Modification or Extinguishment of Debt.  In connection with the conversion of certain Bridge Notes in the Offering in May 2012 upon the closing of the Merger; an additional $16,843 was expensed.

In August 2011, the Company entered into a $10,000 convertible note receivable with a strategic partner which originally matured in August 2012 and bears interest at prime plus 8.00% per annum (11.25% at September 30, 2012 and December 31, 2011). Interest is accrued and paid on the maturity date and the note is convertible into common stock of the borrower at the option of the Company.  The Company has extended the maturity date of the note to December 31, 2013.  This strategic partner has developed a kiosk software application that is synergistic with the Company’s digital media platform.

Note 8 – Accrued Expenses

Accrued expenses consist of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Compensation and payroll taxes	$16,449	$17,468
Operating expenses payable	8,304	—
Accounting	5,000	57,420
Legal	3,000	55,835
Accrued interest payable	306	316
Travel and related expenses	—	11,068
Customer refund	—	16,000
Due to President of the Company	—	9,848
Consulting fees	—	5,000
	$33,059	$172,955

Note 9 - Unearned Revenues

Unearned, non-refundable revenues are expected to be earned during the twelve months ending September 30, 2013.

Note 10 - Line of Credit

The Company has a revolving line of credit in the amount of $100,000 with JPMorgan Chase Bank of which $97,836 was outstanding as of September 30, 2012 and December 31, 2011.  Interest accrues at a defined prime rate plus 0.5% (3.75% at September 30, 2012 and December 31, 2011). This line of credit has a secured interest in all business assets, inventory, equipment, accounts receivable, general intangibles, chattel paper, documents, instruments, and letter of credit rights. In addition, the line of credit is personally guaranteed by the President of the Company. There is no maturity date for the line of credit and there are no debt covenants.

Note 11 – Note Payable (See Note 20)

In July 2009, X-Factor entered into a $500,000 note payable with the New Jersey Economic Development Authority (the "NJEDA") which initially was scheduled to mature in August 2014 and currently bears interest at 6.00% per annum. This note was modified in January 2011, September 2011 and February 2012, to provide for: (1) interest only payments through March 1, 2012; (2) repayment of up to $250,000 of promissory notes (the Company repaid $167,774); (3) a principal payment of $56,818 and an interest payment on April 1, 2012; and (4) beginning on May 1, 2012, twenty-eight monthly payments of interest and principal through August 2014.

In October 2012 the Company and NJEDA amended this note to extend the maturity date of the note and suspended the payment of principal on the note (see Note 20).  With the closing of the Offering the Company paid NJEDA an additional principal payment of $17,808.     The amended note is subordinated to the aforementioned line of credit and requires the maintenance of various non-financial covenants, such as providing consolidated financial statements and budgets on a timely basis, maintaining records and accounts and making punctual payments.  The holder of the note has a secondary interest in all assets of the Company behind the holder of the Company's line of credit. The note includes certain restrictions that: (1) prevent the Company from initiating any corporate changes through merger or consolidation, (2) prevent the Company from creating or incurring new debt and (3) prevent the Company from paying dividends or distributions or redeeming outstanding stock, without the written consent of the NJEDA.  The note is convertible, at the NJEDA's option, to an equity interest in the Company, the conversion price of which will be based on defined terms of a future equity offering.

Upon the closing of the Merger, the warrants issued in July 2009 in connection with the NJEDA note were converted into warrants exercisable for 160,414 shares of common stock of the Company at an exercise price of $0.78 per share. The $45,945 estimated fair value of the warrants in 2009 was calculated using the Black-Scholes option valuation model, and, together with $5,040 of closing costs, is classified as a discount of the note and is expensed, using the effective interest method, over the term of the debt.

In connection with the Merger, and as consideration for the amendment to the NJEDA warrant described above, the Company agreed to issue to NJEDA an additional warrant to acquire 148,942 shares of common stock exercisable as of May 15, 2012, at an exercise price of $0.78 per share with an expiration date of May 15, 2022.  The $29,669 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model, and was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount.

Notes payable consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Notes payable	$337,306	$454,545
Discount	(8,124)	(15,543)
Note payable, net of discount	329,182	439,002
Less: current portion of notes payable, net of discount (A)	(19,822)	(161,078)
Notes payable, net of current portion	$309,360	$277,924

(A) With the amendment of the note in October 2012 (see Note 20) the Company is required to pay 4% of 2012’s revenue on July 1, 2013.  For purposes of estimating the amount due in 2013 the Company used $650,000 as an estimate for 2012 revenues resulting in an estimated current principal payment of $26,000 on the note due on July 1, 2013.

Note 12 - Notes Payable – Related Parties

The following notes payable, to individuals that the Company considers to be Related Parties as described in Note 4, are outstanding;

(A)
In March 2012, the Company issued a promissory note to the President of the Company in an aggregate principal amount of $30,460 for an aggregate purchase price of $25,000.   This promissory note, along with accrued interest of $183 was repaid in August 2012.   This note was unsecured and beginning on August 1, 2012, bore interest at 10% per annum payable on the maturity date.   The $5,460 difference between the amount lent to the Company and the face amount of the promissory note is classified as a discount of the note and was expensed; using the effective interest method, over the four month period ending on August 1, 2012, the date that interest began to accrue on the promissory note. The effective interest rate of this note was 16.4% in 2012.

(B)
In March 2012, the Company issued a promissory note to an acquaintance of the President in an aggregate principal amount of $60,920 for an aggregate purchase price of $50,000.   In August 2012, $30,920 of this promissory note along with accrued interest of $367 was repaid and we issued 40,000 shares of our common stock at a price of $0.75 per share, in exchange for the conversion of the remaining $30,000 of this promissory note.   This note was unsecured and beginning on August 1, 2012, bore interest at 10% per annum payable on the maturity date.   The $10,920 difference between the amount loaned to the Company and the face amount of the promissory note was classified as a discount of the note and was expensed; using the effective interest method, over the four month period ending on August 1, 2012, the date that interest began to accrue on the promissory note. The effective interest rate of this note was 16.4% in 2012.

(C)
The Company has two notes payable outstanding to the President of the Company and another officer of the Company. The maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by the Company to the NJEDA has been paid by the Company.  These notes are unsecured and bear interest at 8.50% per annum.  Interest is required to be paid monthly, however, when interest payments have not been paid, the Company and these Related Parties have settled such amounts by issuing additional promissory notes equivalent to the related interest expense.  Unpaid interest of $10,899 and $10,574 was converted to additional promissory notes in the nine months ended September 30, 2012 and 2011, respectively. Unpaid interest of $3,255 and $3,607 was converted to additional promissory notes in the three months ended September 30, 2012 and 2011, respectively.  In February 2012 these notes were amended to make them convertible into equity at a conversion rate of $0.595 per share of common stock of the Company.  The Company recorded a charge of $52,329 associated with the amendment in February 2012.  The unpaid principal and interest of these notes amounted to $174,777 and $163,878 as of September 30, 2012 and December 31, 2011, respectively.

(D)
The Company has two notes payable outstanding to current stockholders of the Company.  When X-Factor entered into the NJEDA agreements, the Company ceased making principal payments on these notes to be in compliance with the NJEDA note.   These notes were amended in February 2012 and the maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by X-Factor to the NJEDA has been paid.   These notes are unsecured and bear interest at a rate of 8.5% per annum and were initially convertible into equity at a conversion rate of $0.649 per share of common stock.  In February 2012, these notes were amended to make them convertible into equity at a conversion rate of $0.595 per share of common stock of the Company.  The Company recorded a charge of $60,668 associated with the amendment in February 2012.  In addition, beginning in March 2012, interest was paid quarterly in arrears in the form of additional convertible promissory notes.  In August 2012 these stockholders sold $123,427 of these promissory notes to investors and in September 2012 we issued 207,440 shares of our common stock to the investors at a price of $0.595 per share, in exchange for the conversion of those promissory notes along with $856 of accrued interest.   Unpaid interest of $9,530 and $4,018 was converted to additional promissory notes in the nine and three months ended September 30, 2012, respectively.  The unpaid principal and interest of these notes amounted to $79,076 and $192,974 as of September 30, 2012 and December 31, 2011, respectively.  The effective interest rate of these notes was 11.7% in 2012.

Detachable warrants to acquire 48,216 shares common stock of the Company at $0.819 with an expiration date of January 2018 were issued in connection with the above mentioned notes. The $16,346 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.  The $16,346 fair value is classified as a discount of the notes and was expensed, using the effective interest method, over the original terms of the debt.  When the notes were amended in February 2012 the unamortized discount of $841 was expensed to Loss on Modification or Extinguishment of Debt.  The unamortized discount related to these warrants amounted to $0 and $1,188 as of September 30, 2012 and December 31, 2011, respectively.

(E)
In 2011, the Company issued promissory notes, each in the principal amount of $25,000, to two stockholders of the Company.  These notes initially matured in three months and bore interest at 10% on any overdue principal.  One note was repaid in 2011 while the maturity date of the other note was amended to the later of August 1, 2014 or such date when all debt owed to the NJEDA has been paid by the Company.   In February 2012, this note was amended to make it convertible into equity at a conversion rate of $0.595 per share of common stock of the Company, with interest to be paid quarterly in arrears in the form of additional convertible promissory notes.  Unpaid interest of $1,660 and $339 was converted to additional promissory notes in the nine and three months ended September 30, 2012, respectively. The Company recorded a charge of $8,299 associated with the amendment in February 2012.  In June 2012, $4,700 due from this investor, which was included in accounts receivable, was offset against this note.  The unpaid principal and interest of this note amounted to $22,898 and $25,938 as of September 30, 2012 and December 31, 2011, respectively.

Detachable warrants to acquire 29,606 shares of common stock of the Company at $0.002 with an expiration date of May 2021 were issued in connection with the above mentioned notes. The $24,200 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.  The $24,200 fair value was classified as a discount of the notes and was expensed, using the effective interest method, over the original three month terms of the debt. The effective interest rate of these notes and the related warrants was 245%.

(F)
In 2011, the Company raised $800,000 by issuing convertible notes to certain stockholders of the Company (the “Bridge Notes”).  The Bridge Notes bear interest at 6.00% per annum, payable quarterly in arrears, and are convertible at the option of the Company into additional Bridge Notes.  Unpaid interest of $19,932 and $4,906 was converted to additional promissory notes in the nine months ended September 30, 2012 and 2011, respectively.  Unpaid interest of $864 and $4,906 was converted to additional promissory notes in the three months ended September 30, 2012 and 2011, respectively.  The Bridge Notes originally matured on the first anniversary of their issuance ($600,000 of the principal amount) or on August 1, 2014 ($200,000 of the principal amount), or could be prepaid at the Company’s option, and are subordinated to the Company’s NJEDA debt. These notes were amended in February 2012 and the related maturity date of these notes was amended to be the later of: (a) August 1, 2014 or (b) such date when all debt owed to the NJEDA has been paid by the Company.  The Bridge Notes are convertible to an equity interest in the Company using a conversion price which will be based on defined terms of a future equity offering.  In connection with the issuance of the Bridge Notes, for each $100,000 of notes issued, holders of Bridge Notes received 163,182 shares of common stock of the Company (the “Issued Shares”).  As a result of the issuance of the Issued Shares we considered the Bridge Note investors to be Related Parties.  $600,000 of the Bridge Notes are convertible into shares of common stock of the Company at the option of the holders, while $200,000 of the Bridge Notes must be converted to equity of the Company in the event of a future equity offering.  We also paid our investment bankers a fee of 10% of the gross proceeds of the financing. The $80,000 fee was classified as prepaid financing costs and was expensed, using the effective interest method, over the terms of the Bridge Notes and expensed as a component of Loss on Modification or Extinguishment of Debt. Upon the closing of the Merger, $728,049 of Bridge Notes ($700,000 of principal and $28,049 of unpaid interest) was converted into 970,733 shares of common stock of the Company. In August 2012, $105,845 owed for the remaining Bridge Notes ($100,000 of principal and $5,845 of unpaid interest) was repaid.   Principal and accrued interest of these notes amounted to $0 and $813,962 as of September 30, 2012 and December 31, 2011, respectively.

We accounted for the issuance of the Bridge Notes and the Issued Shares by allocating the $800,000 of proceeds received to each of the instruments based on their relative fair value.  The fair value of the Issued Shares was based on recent sales of shares of common stock.  Since the redemption amount of the Bridge Notes is convertible into shares of common stock, we recorded the effects of a beneficial conversion feature. The value of the beneficial conversion feature was limited to the proceeds allocated to the Bridge Notes.  The $457,600 value of the Issued Shares and the $342,400 value of the beneficial conversion feature are classified as a discount of the Bridge Notes and was expensed, using the effective interest method, over the terms of the Bridge Notes.   The unamortized discount related to the Issued Shares and beneficial conversion feature amounted to $0 and $581,021 as of September 30, 2012 and December 31, 2011, respectively.   The effective interest rate of the Bridge Notes and the beneficial conversion features (adjusted for the amended terms of the maturity date of the Bridge Notes) was approximately 41%.

To determine the accounting treatment of the conversion of the $728,049 of Bridge Notes the Company followed the guidance espoused in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options” (“ASC 470-20”).  ASC 470-20 requires that the conversion of the Bridge Notes should be accounted for as an “extinguishment of debt”. The Company recorded a charge for this extinguishment of debt as a Loss on Modification or Extinguishment of Debt of $168,430 in May 2012.

The amendment of the Bridge Notes in February 2012, which extended the maturity date for $600,000 of the Bridge Notes from the first anniversary of their issuance to August 1, 2014, significantly changed the cash flows related to the original and modified Bridge Notes.  To determine the accounting treatment of this modification the Company followed the guidance espoused in FASB ASC Topic 470-50, “Debt – Modifications and Extinguishments” (“ASC 470-50”).  ASC 470-50 requires the Company to determine the present value of the cash flows of the original and revised Bridge Notes.  The difference in the present value of the cash flows exceeded 10% and the modification of the Bridge Notes was accounted for as an “extinguishment of debt” with the original Bridge Notes effectively defeased and the modified Bridge Notes treated as a new note.  With the defeasement of the original Bridge Notes, the Company expensed any discounts or prepaid financing costs related to those notes.  The Company determined that the difference in the present value of the cash flows exceeded the 10% threshold and that the modification of the Bridge Notes should be accounted for as an “extinguishment of debt”. The Company recorded a charge for this modification as a Loss on Modification or Extinguishment of Debt of $298,147 in February 2012.

Note payable - Related Parties consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Notes payable – Related Parties	$276,751	$1,196,752
Unamortized discount - Related Parties	-	(582,209)
Notes payable - Related Parties - net of discount	276,751	614,543
Less: current portion	-	-
Notes payable – Related Parties, net of current portion	$276,751	$614,543

Note 13 – Derivative Financial Instruments

The holders of Notes Payable – Related Parties, with $276,751 and $192,974 of principal as of September 30, 2012 and December 31, 2011, respectively, have the option to convert the notes to equity at a conversion rate of $0.624 and $0.649 per share of common stock of the Company, respectively. When the notes were issued, the fair value of a share of common stock of the Company was $0.819. The related fair value of the embedded beneficial conversion feature is treated as a derivative liability. The derivative liability is periodically measured as the difference between the conversion price and the then current fair value of a share of common stock multiplied by the number of shares of common stock that will be issued at the conversion price.  Any change in the fair value of a share of common stock or any increase in the notes will cause a change in the derivative liability, which is then recognized in the Consolidated Statement of Operations and Consolidated Balance Sheets.  The amendment of certain Notes Payable – Related Parties in February 2012 to make them convertible into equity at a conversion rate of $0.624 per share of common stock of the Company or to reduce their conversion rate from $0.649 to $0.624, required the recording of the $121,296 fair value of this embedded beneficial conversion feature.  The $39,130 derivative liability as of December 31, 2011 was reclassified to Consolidated Statements of Stockholders' Deficit when the related notes were amended in February 2012.  The conversion of certain Notes Payable – Related Parties in August 2012 caused the $123,823 derivative liability related to those notes to be reclassified to the Consolidated Statements of Stockholders' Deficit.   For the purposes of calculating the derivative liability we used the stock price of $1.25 as quoted on the Over-the-Counter Bulletin Board for September 30, 2012 and $0.78 based on related private sales of the Company’s common stock as of December 31, 2011.

Pursuant to the requirements of ASC Topic 820, the Company has provided fair value disclosure information for relevant assets and liabilities in the accompanying financial statements.  The following summarizes liabilities which have been accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, along with the bases for the determination of fair value:

	Quoted Prices	Observable	Unobservable
	In Active	Measurement	Measurement
	Markets	Criteria	Criteria	Total
September 30, 2012:
Derivative instruments (A )	—	—	$(277,638)	$(277,638)

December 31, 2011:
Derivative instruments (A )	—	—	$(39,130)	$(39,130)

Note (A) – Embedded beneficial conversion feature.

The changes in Level 3 instruments, which are comprised of the embedded conversion feature included in the notes, are measured on a recurring basis for the nine months ended September 30, 2012 and 2011 and are presented below:

	2012	2011
Derivative financial instruments, beginning of period	$39,130	$39,130
Cancellation of derivative – reclassified to stockholders’ deficit	(39,130)	—
Recognition of beneficial conversion feature of notes
after modification of debt (recognized in the results of operations)	121,296	—
Conversion of notes payable resulting in cancellation of
derivative – reclassified to stockholders’ deficit	(123,823)	—
Change in fair value of derivative financial instruments (recognized in the results of operations)	280,165	—
Derivative financial instruments, end of period	$277,638	$39,130

Note 14 – Interest Expense

The components of interest expense for the nine and three months ended September 30, 2012 and 2011 are presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Notes payable – Related Parties	$45,403	$28,539	$9,026	$13,072
Notes payable - Related Parties –
discount amortization	131,171	106,918	4,226	94,044
Note payable - NJEDA	18,083	21,382	5,300	7,188
Note payable - NJEDA –
discount amortization	7,419	10,558	2,225	3,293
Amortization of prepaid financing costs	11,869	8,748	—	8,748
Obligations under capital leases	2,351	4,428	664	1,261
Line of credit	2,792	2,781	937	938
Other interest expense	12,835	5,025	1,677	1,556
	$231,923	$188,379	$24,055	$130,100

Note 15 - Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and revenues. The majority of the Company’s revenues and accounts receivable are generated by 4 or 5 customers and, at times, the concentration of such transactions and balances are in excess of 10% of consolidated totals.

Note 16 - Stock Option Plans

Prior to the Merger, X-Factor had approved a 2006 Long-Term Incentive Plan (the "2006 Plan") and the 2010 Long-Term Incentive Plan (the "2010 Plan"). These plans provided for the granting of options to purchase a share of common stock in X-Factor to individuals selected by X-Factor's managing member.  Awards under the these plans consist of a specified number of options awarded subject to the satisfaction of various vesting conditions specified by X-Factor at the time of the award.  Awards have been granted to employees, consultants and investors.  With the Merger no additional grants may be made from these plans and the options are exercisable into shares of common stock of the Company.

In August 2012 the Company’s Board of Directors approved a 2012 Long-Term Incentive Plan (the "2012 Plan").  This plan reserved 5,000,000 shares of the Company’s common stock to be used for the purpose of making awards under the 2012 Plan.   Options granted under the 2012 Plan are non-statutory stock options unless the plan is approved by the stockholder’s of the Company by August 2013, in which case the grants will be incentive stock options.  There are 1,674,000 options available for granting under the 2012 Plan as of September 30, 2012.

The exercise price of a grant was established by the Company at its discretion, but could not be less than the fair value, as determined through historical transactions or an annual valuation, of a share of common stock as of the date of grant. Common stock options, subject to certain restrictions, may be exercisable for a defined period of time from the date of the grant after full vesting occurs. Upon termination of employment any unvested options are immediately cancelled, while vested options are exercisable for a defined period. The vesting period for awards was established by the Company at its discretion on the date of grant. The various grants can vest immediately upon issuance or up to three years after the grant.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option valuation model and there were no options granted during the nine and three months ended September 30, 2011.

Other Option Information

A summary of options granted, exercised, forfeited and outstanding as of, and for the nine months ended September 30, 2012 and the year ended December 31, 2011, which as a result of the Merger are convertible into common shares of common stock of the Company, is presented below:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding, January 1, 2011	2,528,929	$0.618
Granted	—	—
Forfeited or expired	(367,009)	0.703
December 31, 2011	2,161,920	$0.579
Granted	3,401,000	0.763
Forfeited or expired	(75,000)	0.750
September 30, 2012	5,487,920	$0.690

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average activity and assumptions during the nine and three months ended September 30, 2012:

Number of options granted	3,401,000
Exercise price	$0.763
Risk-free interest rate	1.2%
Expected lives in years	6.7
Expected volatility	26.8%
Expected dividend yields	None
Fair value of common stock	$0.75
Fair value per option	$0.220
Fair value of options granted	$748,220

Since prior to the Merger the Company’s common stock was not traded and since the Merger had a limited number of trades, the Company calculated expected volatility for an equity-based grant based on the Standard & Poor’s North American Technology Software Index during the period immediately preceding the grant that is equal in length to the expected term of the grant. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants, with terms approximating the expected period of the grants. The assumptions used in the Black-Scholes option valuation model are inherently highly subjective, and can materially affect the resulting valuation.

No compensation costs were capitalized as part of the cost of any asset.

Of the options granted in 2012, 1,461,000 vested on the date of the grant for bonuses to certain employees for rewarding them for their activities in the Merger and Offering and for certain strategic consultants who were engaged in the third quarter.  The related compensation expense of these grants was $314,516.

The non-cash compensation expense related to these options was allocated as follows for the nine and three months ended September 30, 2012 and 2011:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Salaries and fringe benefits	$165,435	$29,779	$165,435	$(35,706)
General and administrative	193,121	42,305	193,121	642
	$358,556	$72,084	$358,556	$(35,064)

There is $371,051 of additional compensation expense related to these options, assuming that the options vest, to be recognized as of September 30, 2012.

Note 17 - Warrants

A summary of warrants granted, exercised, forfeited and outstanding as of, and for the nine months ended September 30, 2012 and the year ended December 31, 2011, which as a result of the Merger are convertible into common shares of common stock of the Company, is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding, January 1, 2011	358,911	$0.643
Granted	653,846	0.002
Forfeited or expired	—	—
December 31, 2011	1,012,757	$0.229
Granted	598,497	0.731
Forfeited or expired	—	—
September 30, 2012	1,611,254	$0.416

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average activity and assumptions during the nine and three months ended September 30, 2012 and 2011:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Number of warrants granted	598,497	653,846	127,500	—
Exercise price	$0.731	$0.002	$0.750	$—
Risk-free interest rate	0.6%	2.4%	0.4%	—
Expected lives in years	4.1	7.0	3.0	—
Expected volatility	24.4%	24.5%	24.1%	—
Expected dividend yields	None	None	None	—
Fair value of common stock	$0.751	$0.780	$0.750	$—
Fair value per warrant	$0.167	$0.779	$0.128	$—
Fair value of warrants granted	$99,949	$509,346	$16,320	$—

Since prior to the Merger the Company’s common stock was not traded and since the Merger had a limited number of trades, the Company calculated expected volatility for an equity-based grant based on the Standard & Poor’s North American Technology Software Index during the period immediately preceding the grant that is equal in length to the expected term of the grant. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants, with terms approximating the expected period of the grants. The assumptions used in the Black-Scholes option valuation model are inherently highly subjective, and can materially affect the resulting valuation.

The non-cash compensation expense related to warrants was allocated as follows for the nine and three months ending September 30, 2012 and 2011:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Salaries and fringe benefits	$—	$—	$—	$—
General and administrative	16,204	458,942	12,244	91,124
	16,204	458,942	12,244	91,124
Loss on modification or extinguishment of debt	841	—	—	—
Interest expense – amortization of warrants	7,033	35,594	2,006	16,172
	$24,078	$494,536	$14,250	$107,296

There is no additional compensation expense related to these warrants to be recognized as of September 30, 2012 (excluding the $7,315 of amortization of warrants to debt holders).

Note 18 – Offering

In May and August, 2012, in connection with the Offering, we issued an aggregate of 2,883,333 shares of our common stock at a price of $0.75 per share, for gross proceeds of $2,162,500.  We issued an aggregate of 1,010,732 shares of our common stock at a price of $0.75 per share, in exchange for the conversion of certain outstanding convertible promissory notes of X-Factor in an aggregate principal amount of $758,049.  In addition, as an inducement to consummate the Merger, those certain stockholders who acquired control of the Company (the "Controlling Stockholders") in connection with the Pre-Merger Acquisition agreed to transfer an aggregate of 656,667 shares of common stock to the Placement Agent on behalf of the Company as partial compensation to the Placement Agent in connection with the Offering. The Controlling Stockholders retained 393,333 shares of common stock acquired in connection with the Pre-Merger Acquisition. The following is a summary of the shares issued and amounts raised or converted:

		Transaction
	Shares	Amount
Shares sold pursuant to Subscription Agreement	2,883,333	$2,162,500
Conversion of convertible promissory notes	1,010,732	758,049
Controlling Stockholders’ investment	393,333	295,000
	4,287,398	$3,215,549

The following is a summary of the cash and equity-based compensation costs of the Offering:

		Cost or
	Shares	Valued at
Cash costs:
Placement Agent 10% fee of proceeds	—	$321,555
Legal fees	—	101,823
Placement Agent travel costs	—	15,000
Other costs	—	3,570
Total cash costs	—	441,948

Equity-based compensation:
Shares issued at closing of Offering (Note A)	932,392	699,294
Shares issued from Controlling Stockholders (Note A)	656,667	492,500
Warrants (Note B)	428,740	54,062
Total equity-based compensation	2,017,799	1,245,856
Total costs	2,017,799	$1,687,804

Note A – the Placement Agent received common equities resulting in a total ownership percentage of the Company’s then outstanding equity equal to 9.9%.  In addition to the 1,589,059 shares of common stock due to the Placement Agent as compensation in the Offering (the “Placement Agent Shares”) the Placement Agent’s owns an additional 69,933 common shares.  The Company issued 932,392 shares to the Placement Agent and the Controlling Stockholders agreed to transfer an additional 656,667 shares to the Placement Agent.   The $699,294 and $492,500 fair value of these shares issued as compensation is based on a stock price of $0.75 per share.  For accounting purposes the Company treats the 656,667 transferred shares as having been “cancelled” in the Merger and then “reissued” by the Company.

Note B – the Placement Agent received warrants equal to 10% of the shares issued in the Offering.  Therefore, warrants to acquire 428,740 shares at $0.75 with expiration dates from May 2015 through August 2015 were issued in connection with the Offering.   The $54,062 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

The $441,948 of cash costs of the Offering were charged to Additional Paid-in Capital.  The $1,245,856 of equity-based compensation costs, related to shares and warrants issued to the Placement Agent, was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount.

To eliminate the liquidation preference of the preferred membership units we issued 1,357,203 shares of common stock which had a fair value of $1,017,902 based on the $0.75 price per common share in the Offering.  We agreed to issue to the NJEDA, as an inducement to eliminate the liquidation preference in connection with a warrant issued by X-Factor, an additional warrant to purchase, for a period of 10 years from the Effective Time, 148,942 shares of our common stock.   The $29,669 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.  The $1,047,571 fair value related to shares and warrants issued to eliminate the liquidation preferences was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount less the $136 par value of the 1,357,203 issued shares of common stock which will be credited to common stock.

Note 19 - Commitments and Contingencies

Lease Commitments

The Company leases equipment under a non-cancelable lease arrangement at an interest rate of 17.6% per annum.  The Company also leases its primary office facility from a Related Party under a non-cancelable operating lease that expired on February 28, 2011.  Upon the expiration of the original term, the lease term was modified to provide for the facility rental on a month-to-month basis.  Rent expense totaled $16,200 and $15,900 for the nine months ended September 30, 2012 and 2011, respectively.  Rent expense totaled $5,400 and $6,300 in the three months ended September 30, 2012 and 2011, respectively.

The future minimum payments for the capital lease as of September 30, 2012 are as follows:

Twelve months ending September 30,
2013	$12,720
2014	2,123
Total future minimum lease payments	14,843
Amount representing interest	(1,509)
Present value of future minimum lease payments	13,334
Less: current portion	11,257
Lease obligations, net of current portion	$2,077

Placement Agent Agreement

In June 2011 the Company entered into an Investment Banking Agreement with its Placement Agent, pursuant to which the Company was obligated to pay the Placement Agent a monthly retainer of $5,000.  This agreement was cancelled by the Company in August 2012 upon completion of the Offering.  But for two years following the cancellation of the agreement the Company will still be obligated to pay fees for any leads introduced by the Placement Agent for financing, investors, or acquisitions.  For arranging financing for the Company, the Placement Agent received 10% of the gross proceeds raised in the Offering, 10% warrant coverage with an exercise price equal to the effective price of the equity securities sold or, in the case of publicly traded equity securities, the closing stock bid on the date the transaction closes and common equities resulting in a total ownership percentage of the Company’s then outstanding equity equal to 9.9%.

Sales Agreement

In August 2012 the Company entered into a sales agreement with an individual who was granted options to purchase 335,000 shares of common stock that will vest upon the attainment of certain sales goals by December 31, 2013. Options not vested will expire on that date.

Software Development Agreement

In April 2012 the Company entered into Software Development Agreements with two individuals with a minimum fee commitment of approximately $21,000.  As of September 30, 2012 no services have been provided under these agreements. In addition, upon the completion of the software development projects options to purchase 370,000 shares of common stock that were granted to these individuals will vest.

Note 20 - Subsequent Events

Management evaluated subsequent events through the date that the Company's consolidated financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these consolidated financial statements were issued, other than the following:

NJEDA Note Modification

In October 2012, the Company and NJEDA amended the NJEDA note.  The amended note extends the maturity date to August 2016. Interest will continue to accrue at 6% per annum and debt service will be an agreed upon percentage of the prior year’s revenue which will be paid on July 1st of the following year.  The unpaid balance of the loan will be due on August 1, 2016.  Depending on the amount of revenue, the note could be paid in full prior to August 1, 2016.   As compensation for this modification the Company issued  NJEDA warrants to acquire 27,521 shares of its common stock at $0.75 per share with an expiration date of 10 years after the grant date.   Using the Black-Scholes option valuation model, with current pricing information, these warrants have a $6,250 estimated fair value.

The percentages of revenue to be used in the calculation of the debt service payment would be as follows:

Debt Service Payment Based on Revenue for the year ending	% of Revenue	Date Debt Service Paid
December 31, 2012	4%	July 1, 2013
December 31, 2013	5%	July 1, 2014
December 31, 2014	6%	July 1, 2015
December 31, 2015	7%	July 1, 2016
	Balloon	August 1, 2016

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited balance sheets as of December 31, 2011 and 2010 and the related statements of operations and members’ deficit and cash flows for the years ended December 31, 2011 and 2010 and the notes attached thereto and the unaudited consolidated balance sheet as of September 30, 2012 and the related unaudited consolidated statements of operations and stockholders’ and members’ deficit and cash flows for the nine and three months ended September 30, 2012 and 2011 and the notes attached thereto. Such 2011 financial statements exclude the effects of the Merger and the related reorganization. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.

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

Overview

X-Factor Communications Holdings, Inc. (formerly, Organic Spice Imports, Inc.) ("Holdings" or the "Company"), through its wholly-owned subsidiary X-Factor Communications, LLC ("X-Factor"), a New York limited liability company, located in South Hackensack, New Jersey, provides interactive digital media network software and services. The X-Factor Digital Media Network Platform, our cloud-based digital signage, web and mobile solution, is delivered as a software-as-a-service and under a software license model, enabling our customers to build simple yet scalable advertising and corporate digital media networks. The Company’s webcasting solution, a live and on-demand multimedia distribution product delivers rich media content, desktop signage and emergency messaging to mobile and Web devices. The Company’s solutions address the rapidly expanding digital media needs of its corporate, public venue, education and government sector customers.  The Company sells its software and services throughout the United States.  The Company has limited its staffing and marketing efforts, expenditures and expenses to date.  Over the past two years the Company has benefited from limited direct sales efforts and sales referrals from Cisco Systems, Inc. ("Cisco") and some of the larger integrators/reseller sales channels in the marketplace.  The Company believes it is now positioned to implement an aggressive marketing campaign to increase the sales volume through these sales channels. In addition, the Company has introduced stand-alone solutions to the marketplace that it plans to market along with its partner oriented product portfolio.

Liquidity and Capital Resources

At December 31, 2011 the Company had a members' deficit of $1,294,187, a working capital deficiency of $441,953 and incurred a net loss of $1,502,638 for the year then ended.  In addition, there was a decrease in revenue of $929,797 in 2011 when compared to 2010 levels.

At September 30, 2012 the Company had a stockholders' deficit of $1,032,645, a working capital deficiency of $473,648 and incurred a net loss of $2,996,648 and $1,088,704 for the nine and three months then ended, respectively.  In addition, there was a decrease in revenue of $129,313 and $96,013 for the nine and three months ended September 30, 2012, respectively, when compared to 2011 levels.  There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity (see Note 18) or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods (see Note 20). While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. At present, these factors raise substantial doubt about the Company's ability to continue as a going concern. The report of our independent registered public accounting firm (as included in our Form 8-K filing dated May 21, 2012) included an explanatory paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  These conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company received an aggregate $75,000 and $850,000, respectively; in cash proceeds from the sale of promissory notes (see Note 12).  In 2012 the Company received additional net cash proceeds of $1,857,417 raised in connection with the Offering.

The Company believes that the $1,857,417 of net cash proceeds received from the sale of securities in connection with a private placement offering (the "Offering") and the conversion of $881,478 of promissory notes in 2012, along with management’s expectation for greater financing opportunities as a result of Holdings’ public reporting status (see Note 18), will provide sufficient equity to fund its operations for the next four to six months.  There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

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

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the nine and three month periods ended September 30, 2012 and 2011.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company has certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these arrangements, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately using vendor-specific objective evidence. Revenue from multi-year licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Unearned revenue also consists of future maintenance and upgrade services that will be provided by the Company in future periods under terms of a non-refundable service contract.

Derivative Financial Instruments

The Company's objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds.  Derivatives are recognized in the balance sheet at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging” ("ASC Topic 815").  Under ASC Topic 815, the estimated fair value of the derivative liabilities is revalued at each balance sheet date with the changes in value, if any, recorded in the interest and other expense section of the accompanying Statements of Operations and Members' Deficit.

Equity-Based Compensation

Equity-based awards for common stock have been appropriately accounted for as required by FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, equity-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The Company values its equity-based awards using the Black-Scholes option valuation model. The fair value of the common stock used in these valuation models is based on the most recent sale of a share of common stock of the Company.

The fair value of warrants for common stock issued to consultants or employees are recognized over the requisite service period with a corresponding decrease to members' deficit. Warrants issued to consultants are valued at the fair value of the common stock related to the warrants. Warrants for common stock issued to equity investors have no effect on stockholders' deficit; that is, the fair value of the warrants granted to investors and charged to stockholders' deficit are entirely offset by a corresponding adjustment to stockholders' deficit.

Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the Members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws.   Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at September 30, 2012. For the period from the effective date of the Merger through September 30, 2012 the Company did not record a benefit for income taxes.

Accounting Standards Update (“ASU”) 2009-06, which is included as part of FASB ASC Topic 740 “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. Prior to the Merger, X-Factor operated as a limited liability corporation and Federal and state taxes are passed through to the members, so too would the assessments from any tax examinations and, since the Merger, has generated an operating loss.  There are no ongoing or pending examinations by Federal or state tax agencies.  The Company has evaluated its tax positions for all currently open tax years, 2008 through 2011, and has concluded that there are no significant uncertain tax positions for either Federal or state purposes.

There were no interest or penalties related to income taxes that have been accrued or recognized as of September 30, 2012 and December 31, 2011 or for the nine and three months ended September 30, 2012 and 2011.

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

Results of Operations

Nine months ended September 30, 2012 (the “2012 Period”) compared to the nine months ended September 30, 2011 (the “2011 Period”)

Revenues - Revenues decreased $129,313, or 20.8%, in the 2012 Period to $490,958 from $620,271 in the 2011 Period.  The primary reason for the decrease in revenues in 2012 was that starting in 2010; Cisco drastically reduced its purchases of X-Factor’s digital signage and advertising software and services.  Purchases by Cisco generated $196,898 of revenue in the 2011 Period versus no revenue in the 2012 Period.    In addition, the US Postal Service, due to budget constraints, ceased purchasing X-Factor’s digital signage software and maintenance services for new locations which caused a $45,224 revenue reduction in the 2012 Period compared to the 2011 Period.   This reduction was partially offset by successful efforts by the Company to increase its webcasting business.  The following are the changes in the components of X-Factor’s revenue:

	Nine Months Ended		Favorable
	September 30,		(Unfavorable)
	2012	2011	Change
Digital signage software and services	$194,351	$420,898	$(226,547)
Webcasting	296,607	199,373	97,234
Total revenues	$490,958	$620,271	$(129,313)

Cost of revenues – Cost of revenues increased $1,591, or 0.8% in the 2012 Period to $194,277 from $192,686 in the 2011 Period.  Cost of revenues, as a percentage of revenues, were 39.6% in the 2012 Period and 31.1% in the 2011 Period.  This increase in cost as a percentage of revenues is caused by the increase in the costs associated with the webcasting business.

Gross Profit – Gross profit decreased $130,904, or 30.6% in the 2012 Period to $296,681 from $427,585 in the 2011 Period.  Gross profit, as a percentage of revenues, was 60.4% in the 2012 Period and 68.9% in the 2011 Period.  This change was related to the reduction in revenues for digital signage software and services which have a higher gross profit compared to webcasting revenues.

Salaries and fringe benefits expenses – Compensation costs increased $175,040, or 49.1% in the 2012 Period to $531,263 from $356,223 in the 2011 Period.  Compensation costs, as a percentage of revenues, were 108.2% in the 2012 Period and 57.4% in the 2011 Period.  The primary reason for the increase in costs during the 2012 Period was X-Factor’s granting of options which caused equity-based compensation to increase by $135,656 from the 2011 Period.

General and administrative expenses - General and administrative expenses increased $486,925, or 55.5% in the 2012 Period to $1,364,540 from $877,615 in the 2011 Period. General and administrative expenses, as a percentage of revenues, were 277.9% in the 2012 Period and 141.5% in the 2011 Period. The following are the significant changes in the components of the Company’s general and administrative expenses:

	Nine Months Ended		Favorable
	September 30,		(Unfavorable)
	2012	2011	Change
Professional fees and consultants	$842,820	$155,019	$(687,801)
Professional fees and consultants – equity based	209,325	501,247	291,922
Travel	86,635	65,450	(21,185)
Bad debts	300	25,000	24,700
Communication expenses	37,781	41,750	3,969
Insurance	29,787	4,781	(25,006)
SEC printing and filing fees	28,437	—	(28,437)
Settlement of customer dispute	—	26,000	26,000
Computer and office supplies	63,326	28,079	(35,247)
Advertising and marketing	31,584	3,261	(28,323)
Miscellaneous expenses	34,545	27,028	(7,517)
Total general and administrative	$1,364,540	$877,615	$(486,925)

Depreciation and amortization – Depreciation and amortization expenses decreased $11,080, or 21.7%, in the 2012 Period to $39,936 from $51,016 in the 2011 Period. The decrease was due to some assets being fully depreciated and a lower level of equipment and leasehold improvement additions in all periods.

Loss from operations – Loss from operations increased by $781,789, or 91.2% in the 2012 Period to $1,639,058 from $857,269 in the 2011 Period.

Other expense – Other expense increased by $1,142,883 in the 2012 Period to $1,357,590 from $214,707 in the 2011 Period.  Due to amendments to, and the conversion of, various Notes Payable to Related Parties in the 2012 Period, the related unamortized discounts and financing costs were expensed and shown as a Loss on Extinguishment or Modification of Debt.   Professional fees related to the Merger were expensed as incurred. Due to increases in the market price of the Company’s common stock there was an increase in the fair value of derivative financial instruments.  The following are the changes in the components of the Company’s other expenses:

	Nine Months Ended		Favorable
	September 30,		(Unfavorable)
	2012	2011	Change
Loss on Extinguishment or Modification of Debt	$515,135	$—	$(515,135)
Professional fees related to Merger	202,867	22,477	(180,390)
Change in fair value of derivative financial
instruments for Related Parties	401,461	—	(401,461)
Interest	81,464	62,155	(19,309)
Accretion of discount on notes	138,590	117,476	(21,114)
Amortization of prepaid financing costs	11,869	8,748	(3,121)
Other expenses	6,204	3,851	(2,353)
Total other expenses	$1,357,590	$214,707	$(1,142,883)

Income taxes - As a result of X-Factor being a limited liability company all profits and losses of X-Factor prior to the Merger flowed through to the individual members of X-Factor.  Accordingly, X-Factor did not record a tax provision, incur any liability for incomes taxes nor record a benefit for income taxes or any deferred tax assets or liabilities for Federal or state tax purposes.

Holdings operates as a “C” corporation. Net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at September 30, 2012 and for the period from the date of the Merger through September 30, 2012 the Company did not record a benefit for income taxes.

Net loss – The decrease in gross profit, increase in operating expenses and increase in other expenses are caused primarily by non-recurring expenses related to the Offering, extinguishment and modification of debt and the change in fair value of derivative financial instruments, resulting in the net loss increasing by $1,924,672, in the 2012 Period to $2,996,648 from $1,071,976 in the 2011 Period.

Three months ended September 30, 2012 (the “2012 Quarter”) compared to the three months ended September 30, 2011 (the “2011 Quarter”)

Revenues - Revenues decreased $96,013, or 36.8%, in the 2012 Quarter to $165,165 from $261,178 in the 2011 Quarter.  The primary reason for the decrease in revenues in 2012 was in 2011 Cisco drastically reduced its purchases of X-Factor’s digital signage and advertising software and services.  Purchases by Cisco generated $121,170 of revenue in the 2011 Quarter versus no revenue in the 2012 Quarter.    In addition, the US Postal Service, due to budget constraints, ceased purchasing X-Factor’s digital signage software and maintenance services for new locations which caused a $29,744 revenue reduction in the 2012 Quarter compared to the 2011 Quarter.   This reduction was partially offset by successful efforts by the Company to increase their webcasting business.  The following are the changes in the components of X-Factor’s revenue:

	Three Months Ended		Favorable
	September 30,		(Unfavorable)
	2012	2011	Change
Digital signage software and services	$122,667	$231,153	$(108,486)
Webcasting	42,498	30,025	12,473
Total revenues	$165,165	$261,178	$(96,013)

Cost of revenues – Cost of revenues increased $21,557, or 54.5% in the 2012 Quarter to $61,119 from $39,562 in the 2011 Quarter.  Cost of revenues, as a percentage of revenues, were 37.0% in the 2012 Quarter and 15.1% in the 2011 Quarter.

Gross Profit – Gross profit decreased $117,570, or 53.1% in the 2012 Quarter to $104,046 from $221,616 in the 2011 Quarter.  Gross profit, as a percentage of revenues, was 63.0% in the 2012 Quarter and 84.9% in the 2011 Quarter.

Salaries and fringe benefits expenses – Compensation costs increased $241,284, or 349.2% in the 2012 Quarter to $310,388 from $69,104 in the 2011 Quarter.  Compensation costs, as a percentage of revenues, were 187.9% in the 2012 Quarter and 26.5% in the 2011 Quarter.  The primary reason for the increase in costs during the 2012 Quarter was X-Factor’s granting of options which caused equity-based compensation to increase by $201,141 from the 2011 Period.

General and administrative expenses - General and administrative expenses increased $235,012, or 80.8% in the 2012 Quarter to $525,857 from $290,845 in the 2011 Quarter. General and administrative expenses, as a percentage of revenues, were 318.4% in the 2012 Quarter and 111.4% in the 2011 Quarter.  The following are the significant changes in the components of the Company’s general and administrative expenses:

	Three Months Ended		Favorable
	September 30,		(Unfavorable)
	2012	2011	Change
Professional fees and consultants	$219,027	$86,177	$(132,850)
Professional fees and consultants – equity based	205,365	91,766	(113,599)
Travel	22,614	22,568	(46)
Insurance	16,476	2,829	(13,647)
Bad debts	—	25,000	25,000
SEC printing and filing fees	7,013	—	(7,013)
Settlement of customer dispute	—	26,000	26,000
Communication expenses	11,466	11,928	462
Computer and office supplies	16,740	11,846	(4,894)
Advertising and marketing	17,439	2,875	(14,564)
Miscellaneous expenses	9,717	9,856	139
Total general and administrative	$525,857	$290,845	$(235,012)

Depreciation and amortization – Depreciation and amortization expenses decreased $7,950, or 50.4%, in the 2012 Quarter to $7,827 from $15,777 in the 2011 Quarter. The decrease was due to some assets being fully depreciated and a lower level of equipment and leasehold improvement additions in all periods.

Loss from operations – Loss from operations increased by $585,916, or 380.2% in the 2012 Quarter to $740,026 from $154,110 in the 2011 Quarter.

Other expense – Other expense increased by $194,421 in the 2012 Quarter to $348,678 from $154,257 in the 2011 Quarter.   Professional fees related to the Merger were expensed as incurred.  Due to increases in the market price of the Company’s common stock there was an increase in the fair value of derivative financial instruments.  The following are the changes in the components of the Company’s other expenses:

	Three Months Ended		Favorable
	September 30,		(Unfavorable )
	2012	2011	Change
Professional fees related to Merger	$—	$22,477	$22,477
Change in fair value of derivative financial
instruments for Related Parties	321,244	—	(321,244)
Interest	17,604	24,015	6,411
Accretion of discount on notes	6,451	97,337	90,886
Amortization of prepaid financing costs	—	8,748	8,748
Other expenses	3,379	1,680	(1,699)
Total other expenses	$348,678	$154,257	$(194,421)

Income taxes - As a result of X-Factor being a limited liability company all profits and losses of X-Factor prior to the Merger flowed through to the individual members of X-Factor. Accordingly, X-Factor did not record a tax provision, incur any liability for incomes taxes nor record a benefit for income taxes or any deferred tax assets or liabilities for Federal or state tax purposes.

Holdings operates as a “C” corporation. Net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at September 30, 2012 and for the period from the Merger Date through September 30, 2012 the Company did not record a benefit for income taxes.

Net loss – The decrease in gross profit and increase in operating expenses caused the increase in other expenses caused primarily by non-recurring expenses related to the change in fair value of derivative financial instruments, resulting in the net loss increasing by $780,337 in the 2012 Quarter to $1,088,704 from $308,367 in the 2011 Quarter.

Cash flows

At September 30, 2012, the Company had a working capital deficit of $473,648, compared to a working capital deficit of $441,953 at December 31, 2011, an increase in the deficit of $31,695.  The Company had $373,088 in cash at September 30, 2012, compared to $78,639 at December 31, 2011, an increase of $294,449.

Net cash used in operating activities was $1,343,487 for the 2012 Period.  The components of the use of funds were a net loss of  $2,996,648 ($1,472,870 excluding non-cash charges and credits), $35,620 from a reduction in unearned revenues and  a $15,462 increase in other current assets partially offset by a decrease of $64,166 in accounts receivable and a $116,299 net increase in accounts payable and accrued expenses.  Net cash used in operating activities was $336,189 for the 2011 Period.  The components of the use of funds were a net loss of $1,071,976 ($323,380 excluding non-cash charges and credits) and $137,494 from a reduction in unearned revenues partially offset by a decrease of $2,024 in accounts receivable and a $126,709 increase in accounts payable and accrued expenses.

Cash provided by investing activities in the 2012 Period consisted of a $75,000 reimbursement by the Controlling Stockholders of the deposit advanced by X-Factor towards the acquisition of control of the Company for the purpose of consummating the Merger reduced by $3,835 for the purchase of equipment and leasehold improvements.   Cash used in investing activities for the 2011 Period totaled $6,869 for the purchase of equipment and leasehold improvements and $10,000 advance made to a strategic business partner.

Cash provided by financing activities in the 2012 Period totaled $1,566,771 and was comprised of $2,162,500 of gross proceeds from the sale of common stock in the Offering and $75,000 from the proceeds of notes payable partially offset by $377,888 in direct costs relating to the Offering and obtaining the notes payable, $7,828 of principal repayments of lease obligations, and $285,013 of principal repayments towards notes payable.  Cash provided by financing activities in the 2011 Period totaled $396,685 and was comprised of $49,153 received from the sale of common stock, $475,000 from the proceeds of notes payable and $2 from an increase in the Line of Credit partially offset by $70,920 in direct costs related to obtaining the Bridge Notes, $35,417 of principal repayments toward the notes payable and $21,133 of principal repayments of lease obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2012 and 2011 and December 31, 2011.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements.  This guidance establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements.  The standard is generally expected to result in revenue recognition for more delivered elements than under prior rules.  The Company was required to adopt this standard prospectively for new or materially modified agreements entered into on or after January 1, 2011.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance that revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The guidance also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements became effective for the Company’s financial statements for the period ended September 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which became effective for our 2011 year end.  Since this guidance is only related to financial statement disclosures, there was no impact to the Company’s financial statements as a result of the adoption of this guidance.

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”) (“ASU 2011-04”), which amends FASB ASC Topic 820, “Fair Value Measurement.”  These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS.  Consequently, the amendments change some fair value measurement principles and disclosure requirements.  The adoption of ASU 2011-04 did not have an impact on the Company’s September 30, 2012 financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends FASB ASC Topic 220, “Comprehensive Income.”  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of stockholders’ and members’ deficit was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed.  Additionally, no changes were made to the calculation and presentation of loss per share.  The adoption of ASU 2011-05 did not have an impact on the Company’s September 30, 2012 financial statements.

The Company is not aware of any other pronouncements, not yet issued or adopted, that would have a material effect on its future financial statements.

Other Recent Developments

The Company has recently added the following new products and solutions to its product base:

-           The C4 "Corporate Communications Control Center" (the "C4 Solution") is an easy to use software-based solution for multi-media, multi-channel and multi-dimensional internal and external corporate communications. C4 is an advanced and intuitive content creation and management system that supports emergency messaging, conventional publishing as well as interactive applications.

The C4 solution is complementary to other in-place systems, including intranet sites and Microsoft SharePoint, adding greater functionality and ease of use including the automated transformation of PowerPoint documents into desktop signs and alerts, for example. Content distributed over C4 is optimized for all end-points, whether large lobby displays, interactive kiosks including wayfinding capabilities, or mobile tablets and smart phones.

-           MACC "Marketing and Advertising Control Center" builds upon over five years of experience developing, implementing and managing multimedia "immersive" digital media networks.

MACC makes it easier than ever to participate in the rapidly growing "Digital-Out-Of-Home" marketing trend and enables marketers and their agency partners to:

-           Deliver targeted advertising;
-           Provide product information and spur cross-selling and up-selling;
-           Promote features and benefits;
-           Help ensure consistency of messaging in multiple languages and geographies; and
-           Control costs via a Software-as-a-Service (SaaS) delivery model

MACC is a high-impact delivery platform integrated into the way people shop, learn and play, presented at the most appropriate moments in the most interesting venues (retail shops, stadiums, public transportation hubs, on trains and buses, at medical centers, in malls, and much more). Displays can deliver messaging that is customized by geography, time of day, specific location and more in real-time, and data collected informs the real-time grooming of campaigns to ensure the highest conversion rates and ROI.

-            X-Factor's "Enterprise Desktop" makes it possible to distribute content to desktops, intranet sites including SharePoint and mobile devices in real-time, including notifications, promotions, emergency alerts and more. Desktop signage takes content usually available on the intranet or digital signs and delivers it to a large employee community in a way that is hard to miss. While employees typically have access to a wealth of internal corporate information, due to the demands on their time, they often do not take the time to look for information unless it is related to a topic that they are specifically interested in. X-Factor's Enterprise Desktop enables company leaders to get key messages out, whether in screensaver mode or seeing content within the desktop player. Employees simply click for more information on any particular subject or to view a live webcast. X-Factor's Enterprise Desktop complements existing publishing systems including Microsoft SharePoint.

-           X-Factor's mobile interactive capabilities extend the power of digital signage to audiences' mobile devices. Through X-Factor's enhanced mobile engagement solutions, its mobile applications augment point of display to deliver information, marketing, ads, coupons and offers directly to an individual's smartphone or tablet. X-Factor's product range can be combined to support large scale "real world" and "virtual world" campaigns. For example, users can be sent to one of X-Factor's unique digital players, optimized for their mobile device. After enjoying an entertaining experience at a media wall or other digital sign, consumers can download the player and its contents to enjoy after leaving the venue. At interactive kiosks, consumers can receive wayfinding directions through a simple SMS text, or can receive an e-ticket or coupon instantly.

-           X-Factor has developed a multimedia player which can be easily branded and customized to aggregate content of all types (photos, animations, videos, audio files, interactive applications, and more) into a single, intuitive user experience. The player that runs automatically, without having the user download a special application, and brings multiple content feeds together in an exciting user experience. X-Factor's digital media and creative services teams can easily and cost-efficiently design and deploy custom branded media players, and because the players are fed by X-Factor's dmcp:// platform, all the advantages of our related products, including the company's advertising sales monetization products dscp:// Storefront and DMAX are easily included.

-           Working with partners who provide hardware and network infrastructure, X-Factor has released advanced interactive kiosks software, enabling audience engagement and interaction, advertising and marketing content creation, publishing, distribution and management. This software allows remote monitoring of kiosks from a single location, multi-user privileges for hierarchal (local and national) publishing, targeted advertising and transparent kiosk management and collection of user information. The company works with partners to ensure clients' goals for their customized interactive kiosk network are met, ensuring that all the elements in the solution meet stringent guidelines -- from the hardware and the kiosk interface and features to the appropriate network connectivity and uptime.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective in providing reasonable assurance of compliance, due largely to the limited amount of Company personnel and the inherent limitations on the segregation of duties and supervisory reviews.

However, the Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheet as of September 30, 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period then ended in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Holdings has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

As a smaller reporting company we are not required to provide this information.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Common Stock

On August 15, 2012, in connection with the Offering and pursuant to the terms and conditions of a Subscription Agreement, by and between the Company and the purchaser, the Company issued an aggregate of 66,667 shares of common stock at a price of $0.75 per share to an accredited investor, for aggregate gross proceeds of $50,000.  In addition, on August 22, 2012, in connection with the Offering and pursuant to the terms and conditions of a Subscription Agreement, by and between the Company and the purchasers, the Company issued an aggregate of 200,000 shares of common stock at a price of $0.75 per share to two accredited investors, for aggregate gross proceeds of $150,000.  The placement agent in the Offering received aggregate cash commissions equal to $20,000, 26,400 shares of common stock and warrants to purchase 266,667 shares of common stock of the Company at a price of $0.75 per share in connection with the sale of the shares in August. The shares were issued in connection with the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D, promulgated thereunder as a transaction by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  The form of Subscription Agreement is filed as Exhibit 10.1 to the Company's Form 8-K filed on May 21, 2012 and is incorporated herein by this reference.

On August 22, 2012, we also issued an aggregate of 40,000 shares of our common stock at a price of $0.75 per share, in exchange for the conversion of certain outstanding convertible promissory notes in an aggregate principal amount of $30,000.  The placement agent in the Offering received a commission of $3,000 as a result of the conversion of the notes. The shares were issued in connection with the exemption from registration provided by Section 4(2) under the Securities Act as a transaction by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Stock Option Issuances

On August 21, 2012, the Company adopted the 2012 Equity Incentive Plan (the "Plan") pursuant to which 5,000,000 shares of common stock were reserved for issuance in connection with the awards under the Plan.  On such date, in accordance with the terms of the Plan, the Company's board of directors granted options to purchase an aggregate of 2,826,000 shares of common stock of the Company, to certain consultants, employees, officers and directors at an exercise price of $0.75 per share, of which (1) 1,086,000 vested immediately upon granting; (2) 795,000 vest quarterly over the next twelve months; and (3) 945,000 vest upon the completion of certain events.  These options expire ten years from the date of issuance and include a cashless exercise provision.  Options to purchase an additional 575,000 shares of common stock of the Company were also granted to Charles Saracino, the Company's President and a director at an exercise price of $0.825 per share, of which 375,000 vest immediately and the balance vest quarterly over the next 12 months.  These options expire five years from the date of issuance and contain a cashless exercise provision.

New Jersey Economic Development Authority

On September 28, 2012, X-Factor entered into a Third Modification of Convertible Loan Agreement to Secured Convertible Promissory Note (the "Third Amended Note") with New Jersey Economic Development Authority (the "NJEDA") pursuant to which the parties agreed, effective retroactively, as of January 1, 2012,  to the restructure of the terms of repayment in connection with that certain Secured Convertible Promissory Note, dated July 31, 2009 in an aggregate principal amount of $500,000 (the "Original NJEDA Note").   In accordance with the terms and conditions of the Third Amended Note the parties agreed that the outstanding principal amount due under such note would be repaid as follows i) interest-only payments commencing on January 1, 2012 and ending on March 1, 2012, thereafter, (ii) a one-time lump sum payment towards principal in the amount of $56,818.20, payable on April 1, 2012, followed by (iii) twenty-eight (28) monthly installments of principal plus interest commencing on May 1, 2012 and ending on August 1, 2014, if not sooner paid.

In addition, the Warrant No. 1 issued to the NJEDA in connection with the Original NJEDA Note was amended to provide for the purchase of 160,414 shares of common stock of the Company at an exercise price of $0.78 per share (the "Amended Warrant No. 1"). The Company to NJEDA an additional warrant to purchase 148,942 shares of common stock of the Company at an exercise price of $0.78 per share (the "Warrant No. 2").

In connection with the Third Amended Note, the Company agreed to guarantee the obligations of X-Factor under the note pursuant to the terms of a Corporate Guarantee Agreement, dated as of September 28, 2012 and pledge a security interest and a lien on all of the membership interests of X-Factor owned by the Company and all cash, securities, and property paid to the Company in connection with the Company's ownership of the membership interests of X-Factor pursuant to the terms of a Membership Interest Pledge Agreement, dated as of September 28, 2012 (the "Pledge Agreement").  The Company also entered into a Security Agreement, dated September 28, 2012 (the "Security Agreement") pursuant to which the Company agreed to grant a first priority general lien upon and a security interest in the accounts receivable, inventory, equipment, and other assets of the Company, now existing or hereafter acquired or arising, and the cash and non-cash proceeds.

The Third Amended Note, Amended Warrant No. 1, Warrant No. 2, Pledge Agreement and Security Agreement are each filed as exhibits to the quarterly report on Form 10-Q.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

The information described in Item 2 above is incorporated herein by this reference.

Item 6.  Exhibits

4.1	Third Modification of Convertible Loan Agreement, dated September 28, 2012
10.1*	Form of Subscription Agreement
10.2	Amendment to Warrant No. 1, dated September 28, 2012
10.3	Warrant No.2, dated September 28, 2012
10.4	Security Agreement, dated September 28, 2012
10.5	Membership Pledge Agreement, dated September 28, 2012
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 32.2
Certificate of Chief Executive Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed as Exhibit 10.1 to the Company's Form 8-K filed on May 21, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-FACTOR COMMUNICATIONS HOLDINGS, INC.

Date: November 15, 2012	By:	/s/ Charles Saracino
Charles Saracino, Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2012	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Interim Chief Financial Officer (Principal Financial and Accounting Officer)