Form 10-K
period 2012-12-31
X-Factor Communications Holdings, Inc.
filed 2013-05-16
CIK 1517653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54341

X-Factor Communications Holdings, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	45-1545032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Empire Blvd., 5th Floor, South Hackensack, New Jersey 07606

(Address of principal executive offices)

(201) 518-1925

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,159,968 based on the last price at which the Company’s common stock was last sold.   As of May 15, 2013 there were 17,753,684 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of X-Factor Communications Holdings, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

X-Factor Communications Holdings, Inc., a Delaware corporation (formerly, Organic Spice Imports, Inc.) (“Holdings” or the “Company”, “we”, “us” or “our”), through its wholly-owned subsidiary X-Factor Communications, LLC, a New York limited liability company (“X-Factor”), located in South Hackensack, New Jersey, provides interactive digital media network software and services. References herein to: the “Company”, “we”, “us” or “our”, refer to Holdings and X-Factor.   The X-Factor Digital Media Network Platform, our cloud-based digital signage, web and mobile solution, is delivered as a software-as-a-service and under a software license model, enabling our customers to build simple yet scalable advertising and corporate digital media networks. The Company’s webcasting solution, a live and on-demand multimedia distribution product, delivers rich media content, desktop signage and emergency messaging to mobile and Web devices. The Company’s solutions address the rapidly expanding digital media needs of its corporate, public venue, education and government sector customers.  The Company markets its software and services throughout the United States.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

We will remain an “emerging growth company” for up to five years following our initial public offering, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30. To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled down executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements.

History

Holdings was incorporated in the State of Delaware on December 31, 2010 under the name "Organic Spice Imports, Inc." as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc., a California corporation ("SGO").  SGO was incorporated in the State of California in 2006 and was formed to import specialty organic spices from South Asia and sell them in the United States.  SGO was undercapitalized and sales of its spice products were slow to develop.  As a result, SGO lacked sufficient cash flow to meet its current obligations and on October 1, 2010, SGO filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court for the Central District of California.  SGO's Plan of Reorganization (the "Plan") was confirmed by the U.S. Bankruptcy Court for the Central District of California on November 19, 2010.

The Plan provided, among other things, for the incorporation of the Company, the spinoff of SGO's importing business to the Company, and the distribution of the Company's shares to the bankruptcy creditors.  The Company lacked the resources required to effectively develop an import business and therefore engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

On February 10, 2012, in connection with a sale of a majority of the issued and outstanding shares of common stock of the Company, resulting in a change in control, pursuant to the terms of the General Assignment and Assumption Agreement dated February 10, 2012 ("Effective Date"), the Company sold, assigned and transferred to Retail Spicy Gourmet, Inc. ("RSG"), a Delaware corporation, all rights and interests it may have to sell spices and related products (the "Business") as set forth in the Plan in exchange for RSG's assumption of any and all liabilities of the Company preceding the Effective Date, including without limitation, the Company's obligation under the Plan to distribute 25% of its gross profits derived from all sales of spices and related products to certain creditors as set forth in the Plan.

On May 15, 2012, pursuant to the terms and conditions of an Agreement and Plan of Merger, dated March 5, 2012 (the "Merger Agreement"), X-Factor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company merged with and into X-Factor (the "Merger").  X-Factor survived the Merger and became a wholly-owned subsidiary of the Company. On May 16, 2012, X-Factor Communications Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company, formed solely for the purpose of changing the Company's name, was merged with and into the Company upon the filing of a Certificate of Ownership and Merger with the Secretary of State of Delaware and the Company adopted the name of this subsidiary thereby, changing its name from "Organic Spice Imports, Inc."  to "X-Factor Communications Holdings, Inc."

Upon the closing of the Merger, in connection with the terms and conditions of a private placement offering (the “May 2012 Offering”, when combined with sales of securities in December 2012 the “December 2012 Offering” collectively referred to as the "Offerings") the Company issued and sold an aggregate of 3,133,333 shares of common stock at a price of $0.75 per share, for gross proceeds of $2,362,500.

The consummation of the Merger (the "Effective Time") and the May 2012 Offering had the following effects on the membership units and common stock equivalents of X-Factor:

(a) Each X-Factor common and preferred membership unit issued and outstanding immediately prior to the Merger was automatically converted into 5.286767 (the "Initial Exchange Ratio") shares of Holdings common stock.  Upon the final closing of the May 2012 Offering in August 2012 the Initial Exchange Ratio was adjusted to reflect 5.550657 (the “Final Exchange Ratio”) and all initial exchanges were adjusted to reflect the Final Exchange Ratio.  This resulted in the issuance of an additional 439,098 shares of Holdings common stock.  All disclosures in this document reflect the Final Exchange Ratio.

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

(e) One holder of a warrant to purchase X-Factor Preferred Membership Interests agreed to receive an additional warrant to purchase, for a period of 10 years from the Effective Time, 148,942 shares of Holdings common stock which was equal to the aggregate exercise price of such preferred warrant, which was $125,137, multiplied by 1.190229 and the exercise price of such additional warrant was the quotient of the exercise price of such preferred warrant, which was $4.33 per X-Factor Preferred Membership Interest, divided by 5.550657. These warrants contain a weighted average anti-dilution feature that in certain circumstances could provide the warrant holder with protection against changes in the market value of the Company's common stock

As an inducement for X-Factor to consummate the transactions contemplated by the Merger Agreement, on May 15, 2012, the Company cancelled 10,000,000 shares of common stock and warrants to purchase up to 5,000,000 shares of common stock owned of record by certain stockholders of the Company immediately prior to the Effective Time, pursuant to the terms and conditions of a cancellation agreement, dated of even date.

Overview of X-Factor Business

X-Factor is a provider of interactive digital media network software and services.  The X-Factor Digital Media Network Platform (the “X-Factor Platform”), our cloud-based digital signage, Web and mobile solution, is delivered as a software-as-a-service ("SaaS") and under software license model.  The X-Factor Platform enables our customers to build simple yet scalable marketing, advertising and corporate digital media networks.  The Company operates in one segment and therefore segment information is not presented.

The X-Factor Platform empowers customers with a set of comprehensive digital media tools to integrate digital signs, premium content, social networks and mobile applications with live video broadcasts, advertising sales, and marketing programs addressing the rapidly expanding digital media needs of our brand, corporate, public venue, education and government sector customers.

Our clients use the X-Factor Platform services for end-consumer and audience focused live and on-demand digital media programs, as well as internal corporate communications.  We have aligned our products and services to the needs and requirements of our three key major customer segments - brands, corporations and public venues.  These customer segments use the X-Factor Platform and associated services to create, manage and deliver comprehensive digital media programs using interactive digital signage, mobile and Web services and applications.  These integrated digital media network platform services and applications are optimized for the following specific audience environments:

●
Public Places.  These include stadiums, arenas, convention centers, hotels, college campuses, restaurants and outdoor advertising billboard locations.  The X-Factor Platform provides an interactive digital signage solution that is used for awareness and advertising campaigns, way finding, emergency messaging, commerce, and as “a call to action” driving targeted engagements via personal devices.  The X-Factor Platform’s mobile and Web solutions are used for these targeted personal engagements both in and outside of the public venue.

●
Personal Devices. By leveraging the worldwide adoption of personal mobile devices such as mobile phones, tablets and laptops, driven by social media and Web applications for consumers and corporate users, the X-Factor Platform allows its customers to easily create, manage and deploy targeted digital media programming and applications to enhance audience participation anywhere, driving brand engagement, marketing, advertising and employee communications.

●
Workplace. Our corporate clients use the X-Factor Platform in the corporate setting on equipment such as desktops and mobile devices and in conference rooms, common areas, cafeterias and elevators throughout the enterprise for communications, human resources, training, emergency messaging and security with extensions into the personal environment using Web and mobile applications.

Our Services and Products

The X-Factor Digital Media Network Platform and Component Solutions

Users of the X-Factor Platform are provided with advanced digital media services and an advertising focused e-commerce system that supports public and private advertising sales, campaign creation, order fulfillment and billing that is integrated with content creation, content management and delivery.  The X-Factor Platform components that can be sold individually or as a comprehensive turnkey solution are as follows:

●
dscp:// - Digital Signage Control Portal.  This is our innovative, patent pending, anchor product. dscp:// is a digital signage software application that allows users to deploy and manage digital signage services quickly and easily.

●
DMAX (Digital Media Advertising Exchange) & Storefront Advertising Portals.  These are our integrated and branded e-commerce portals that support public (DMAX) and private (Storefront) advertising sales, campaign creation, order fulfillment and billing.  Through our ongoing integration of dscp://, we believe we are the only vendor in the marketplace that provides advertising sales support with content creation, management and delivery.

●
dmcp:// - Digital Media Control Portal & Webcasting.  This is our globally available, live and on-demand multimedia distribution product that delivers rich media content, desktop signage and emergency messaging to mobile and Web devices.

●	Media Service Bureau & Creative Services. This is our full suite of professional grade digital media services including digital media application development, content creation and management services.

We have conceptualized, developed and sold our patent-pending signage software to several customers directly and through resellers, including the U.S. Postal Service, the Phoenix Convention Center and the New York Jets.

We believe that our Web 2.0 based software application is unique in the industry specifically because it addresses the “ease of use” needs for content creation, updates, and content workflow by non-technical digital signage system operators as well as the scalability issues that have prevented effective large scale digital signage deployments.  Early in the product development cycle, we realized that the target user of the software would not be a corporate information technology organization so we focused on creating a software application which could be mastered by a non-technical user.  With a Web browser based and highly graphical user interface, dscp:// is designed to be intuitive and flexible.  We trademarked the term “Simple Signage” and this continues to be the goal throughout the evolution of this product line.

Currently dscp:// is available through a traditional licensing agreement or through our scalable, high availability software as a service (SaaS) hosting infrastructure for those organizations that prefer an outsourced service model that minimizes initial capital expenditures.

The dscp:// product addresses three large and growing market segments:

●	Software as a service (SaaS) opportunity with Cisco Systems, Inc.'s global resellers and other strategic digital media hardware companies;

●	“Stand-alone” turnkey enterprise and small to medium sized business (SMB) market; and

●	a digital signage advertising exchange that builds on the dscp:// platform to facilitate the sale and purchase of advertising on digital media networks.

These market opportunities and the dscp:// software are supported further by X-Factor’s cost-effective creative services department for those firms that need assistance with their initial and ongoing digital signage content needs.

Key dscp:// Software Differentiators.  Our scalable, open digital signage control platform (dscp://) was designed to be integrated with our advertising sales portals, DMAX and dscp://Storefront.

●
Scalability.  Our dscp:// platform is field tested on large networks including the United States Postal Service (USPS) network.  This is a large content contributor digital signage network with many publishers contributing content to the network.

●
Open Platform Approach.  Unlike most digital signage platforms, dscp:// is not bundled with a proprietary media player.  Using a Web 2.0 based approach, dscp:// interoperates with any device capable of supporting a Web browser which includes small form factor PCs and set top box style media players.  We are currently exploring the manufacturing of a low cost player that will accelerate large client opportunities.

●
Ease of Use.  From X-Factor's inception, we designed dscp:// with the end user in mind.  The product is graphics based and requires no programming expertise.  If end users can use MS PowerPoint, they can use dscp://.

●
Programming Control. X-Factor incorporated user roles and permissions based architecture in the design of dscp://.  This allows an administrator the option to keep either centralized or distributed control over who can create and distribute content over the network.

●
Syndication Hierarchy.  To manage content distribution over large networks, we incorporated the concept of hierarchical control.  This allows users to precisely direct content to specific locations (national, regional, local, single location) and assign prioritization of content.

●	Play Live. We have given dscp:// users the unique ability to easily take a live video feed and broadcast an event over their digital signage network as well as to Web and mobile devices.

●	Advertising Sales Portal Support. We have designed our dscp:// software to be complementary with DMAX and dscp://Storefront advertising platforms.

●	Mobile and Web Support. Our dscp:// and dscp://storefront products support a full array of interactive mobile and Web advertising, marketing and distribution functions.

DMAX and Storefront Advertising Sales Portals

We have developed two adjunct advertising sales portal applications, dscp://Storefront and the Digital Media Advertising Exchange (DMAX).  We believe that both software products are capable of accelerating the return on investment ("ROI") for digital signage and other media network owners such as mobile and Web operators.  These platforms enable advertisers and media buyers to electronically purchase advertising time from digital signage network owners, such as retail chains, stadiums or convention centers.  DMAX supports multiple public network owners while dscp://Storefront is a customer branded sales portal that supports a private single digital signage network owner.

During the 2010 and 2011 professional baseball seasons, we collaborated with Cisco Systems, Inc. to successfully deploy a customized version of its dscp://Storefront advertising sales portal at the Kansas City Royals Kaufman Stadium.  Following this deployment, we are now focused on delivering the dscp://Storefront advertising sales portal to a variety of customer networks.

Web & Mobile

dmcp:// digital media control portal.  Leveraging our digital signage products and services, we have developed the first release of the dmcp://digital media control portal.  dmcp:// is a digital media publishing and distribution application service for content publishers, brands and corporate users supporting desktop signage, emergency messaging, live, on-demand and programmed content channels in a single Web portal application for Web and mobile devices.

dmcp:// digital media control portal -  Highlights

●	Player: Easily design and deploy custom branded media players and screen savers.

●	Video support: Live, on-demand and programmed channels.

●	Content Management and Creation: Easily manage and create video, graphics and text content. The built-in review feature allows you to manage, approve and monitor all published content.

●	Viral Distribution: Enable sharing and distribution with the top social networks, twitter, blogs.

●	Advertising: Full advertising management functions including the creation of advertising offers, buying portal, campaign fulfillment and billing/reporting functions.

●	E-Commerce: Support for donations, pay per view, Web storefronts/merchandise sales, and subscription models.

●	Access control: Password-protected Web Access/User Registration.

●	Content Syndication: Provides multiple levels of content distribution with partner Websites.

●	Scheduling: Schedule content to display at a certain time and date and also schedule recurring events.

●	Web Linkage: Link to any Website or mobile content.

●	Multi-Channel and Device Distribution: Distribute to Web and mobile devices.

●	Live Events: Supports live events through video broadcast, real-time chat and Q&A.

●
Interactive Digital Signage:  Using the X-Factor Platform and our mobile synchronization capabilities, marketing and promotion campaigns can be easily deployed to engage audiences through unique in-venue interactivity via mobile IVR, text and QR code integrated marketing solutions.  Our customers use our digital signage solution as the call to action mechanism driving in-venue behavior as well as enabling an ongoing engagement with the audience.

Webcasting

A globally available, live and on-demand multimedia distribution service that delivers rich media content cost-effectively, supporting corporate communications, events, marketing, e-commerce and information distribution.  Clients use our Webcasting services in many ways, including product announcements, press releases, multimedia-enabled reports, interactive town halls utilizing Q&A and polling features, employee communications, and sales and marketing meetings.

By using the X-Factor Platform, streaming rich media technology, IP (Internet Protocol) over the Internet or corporate Intranets to broadcast  live or on-demand audio or video, we can create compelling rich media environments for use by our clients.  Coupled with our content development and Digital Asset Management (DAM) services, clients not only have cost-effective access to state of the art technology, but can use this technology more effectively by developing and using compelling content as part of their Webcasting initiatives.

While most Webcasting providers focus on external events (over the public Internet), we also provide Webcasting solutions for enterprise Webcasting (behind a company’s firewall).   We believe we can successfully infiltrate the marketplace by operating as a full-service provider and offering consulting services to clients looking to develop their own in-house Webcast solutions.

Many companies use live and on-demand streaming technology.  Companies that recognize the value and efficiencies of these forms of communications are demanding richer and timelier interactive content.  Media applications must assist with many tasks, including broadcasting video, streaming to mobile devices, synchronizing slides and graphics, and providing audience notification, Q&A and feedback mechanisms, searchable archives, and robust usage reports and viewer statistics. Our targeted markets include:

●	corporate communications, including town hall meetings, human resources updates, sales training, internal executive communications and external corporate meetings;

●	venues such as live events;

●	government uses, such as public hearings, local, state and national branches of government;

●	public relations applications, such as product launches, press events and special events; and

●	financial sector applications, such as stockholder meetings and quarterly earnings updates.

Industry and Market Overview

Market Opportunity

As a result of our early success in providing high quality global Webcasting, fully interactive live events and related services (including digital asset management, content development, and design/consulting), we have been called upon by our clients and resellers to provide a growing array of multimedia communication services.

Chief among these is digital signage, which has become our product development focus.  We believe that digital signage, and the related sector of mobile advertising, provides large, lucrative and growing market opportunities.  We are responding to the needs of these growing markets with innovative applications, software and technology through the X-Factor Digital Media Network Platform.

The three areas that we believe we are poised to exploit are Digital Out-of-Home Advertising (“DOOH”), Digital Signage Software and Mobile Advertising.

DOOH

Digital Out-of-Home Advertising refers to media distributed across placed-based networks in public venues such as cafes, bars, restaurants, health clubs, colleges, arenas, gas stations and other public spaces.  DOOH networks typically feature screens, kiosks, jukeboxes and/or jumbotrons.  DOOH media benefits location owners and advertisers alike in being able to engage customers and/or audiences and extend the reach and effectiveness of marketing messages.    As more ad networks look to leverage digital solutions, the total amount spent on DOOH is expected to increase.  We believe we are well-positioned as a pioneer in DOOH content management and advertising solutions.  It is our goal to capture a substantial portion of this market through large resellers and strategic relationships.

Digital Signage Software

An increasing number of companies are using digital signage networks to communicate with their employees and customers.  As a result, a solution that meets the needs of each vertical sector of a company along with those of various segments within an industry is extremely desirable.  We believe that our products and services are capable of meeting that need.  With paper and print giving way to digital menu displays, we intend to capitalize on tapping the increasing display budgets by providing strategic consulting, software implementation, digital continuing education and training, marketing assistance and advertising revenue from a single digital platform.

Mobile Advertising

We participate in the mobile advertising industry, which is crowded and fractured, by enabling efficient digital media advertising solutions that empower consumers with Digital Out of Home and Mobile synchronization.  Progressive brands are increasingly looking to create campaigns using the three screens (signage, Web and mobile).  Our experience in the Digital Out of Home sector has established X-Factor as a viable integrator and platform to service these brands.

Sales & Marketing

We sell our integrated digital media network platform to end users and customers through a direct sales force as well as through a growing network of partner resellers.  Thus far, we have implemented the portion of our business plan that included developing an initial release of our digital media network platform, acquiring large customers, reseller channel relationships and building brand awareness within our targeted markets.  In order to increase our market share of the digital media industry we intend to:

●	increase our sales opportunities through the hiring of addition sales personnel;

●	pursue additional channel reseller relationships and enhance our existing relationships;

●	cultivate and grow our direct brand and advertising offerings in the signage, mobile and social media areas; and

●	increase our technological differentiation through the addition of development resources.

We are actively cultivating and pursuing customers in the following areas to gain market share and drive revenue growth:

Advertising.  Our unique combination of simple to use digital signage solutions tied to our dscp://Storefront and DMAX advertising management systems allows digital signage network operators to display and sell their advertising inventory and buyers to order and execute digital signage, mobile and Web advertising buys.  This enables our customers to benefit from the ROI produced by easily allowing them to monetize their investment in digital signage and digital media through advertising revenues.

Retail.  We provide retailers with a turnkey digital media solution incorporating digital signage, mobile and Web components.
Hotels, Arenas, Stadiums and Convention Centers.  Building on our success at the Kansas City Royals’ stadium along with our newly formalized contractual reseller relationship with iBAHN for Webcasting services and their current customer base of hotels, and convention centers. We are focused on growing this market through relationships with established service providers, management companies and owners of these facilities.

Expansion of Strategic Reseller Network.  We are seeking to establish additional relationships with other hardware and software providers that benefit from our software offerings, driving sales of their products as well as our software and SaaS services (e.g. Dell, HP, IBM, Sony, Samsung, Panasonic, Sharp, LG and Advantek).

Marketing Strategy

Our sales and marketing strategy involves two focus areas:  (1) forming strategic partner programs with companies who we expect to resell our products, services and technology to their end clients and (2) marketing directly to end clients, utilizing our reseller network for implementation when possible.

We plan to focus our marketing and sales efforts on our three primary target customer types in each line of business as follows.

●	Public Venue. This includes retail, healthcare institutions, convention centers, sporting arenas, hotels and education venues.

●	Corporate & Enterprise. Investor relations, public relations, advertising agencies, and healthcare businesses.

●	Brands. Advertising and marketing programs for brands of all sizes.

We expect implementation and execution of our sales and marketing strategy will include the following.

Direct Sales Staff.  We plan to staff our sales and marketing organization with professionals who have proven track records in selling digital media solutions to one or more of our three primary customer types (Public Venues, Corporate and Brands).

Product Managers.  We plan to make product managers responsible for the growth and development of our products and function as subject matter experts.  These experts will also function as a sales overlay to provide expert sales support to the sales team. As we gain market share in each category of business, we expect that our sales and product management team will evolve into areas of specialization where there will be a sales specialist within each product category.

Channel Managers.  We plan to make channel managers responsible for the support and performance of their assigned channel resellers.  We expect that our marketing staff will work with these channel managers to develop and implement channel partner programs for strategic partner resellers in the digital media sector.  We expect that each program will equip our resellers with:

●	access to a channel program manager who oversees the overall relationship;
●	industry-specific promotional materials;
●	on-demand promo Webcasts launched from our resellers’ Websites;
●	educational Webinars to their clients and “training” days; and
●	access to product experts supporting the channel sales process.

We expect to develop a specialized digital media network platform channel program for each of our primary customer types (Public Venues, Corporate and Brands).  We expect these programs will equip our contracted channel resellers with:

●	promotional material, pricing information, PowerPoint presentations;
●	training on dscp:// software, features, functions and benefits;
●	training on how best to perform sales presentations and software demonstrations; and
●	an X-Factor on-line reseller portal.

Webcasting Training and Education Program.  We understand the importance of using our own Webcasting and Digital Media Network Platform as a powerful tool to market our services by delivering video training, marketing and educational Webcasts to all of our contracted resellers and prospects across all business lines.

We expect that our customers and prospects will participate in on-demand Webcast training sessions to educate them on how our products and services operate and the benefits they provide.  We expect that specific Webcasts will be conducted for our strategic contracted resellers to train them on reselling our services.

We plan to make all of our on-demand Webcasts equipped with on-line registration in order to gather key information from the invitee that we can use to build a sales lead and management database.

Database Marketing & Lead Generation.  We plan to store the leads generated across our platforms and through the on-line registration feature of our Webcasts in our internal sales database.  We plan to use this internal sales database for direct phone campaigns and email and direct mail campaigns.  In addition, we plan to equip our Website with an industry specific Special Reports or White Papers tab which customers will need to opt into in order to receive.  Once a person’s name, company name and email address are captured, we plan to enter that data into our database and turn it over to a member of our sales team for follow-up.

Advertising and Promotional Vehicles.  On our own and in conjunction with our large channel relationships, we plan to aggressively cultivate our search engine advertising through search engine optimization and advertising in industry specific print publications.  We believe additional promotional vehicles that will create brand awareness and drive sales will include:

●	advertising in targeted print online publications;
●	exhibiting at trade shows;
●	developing collateral materials, brochures and direct mail pieces;
●	networking through professional associations;
●	sponsoring industry-specific events; and
●	social media such as Facebook, LinkedIn, Twitter and YouTube.

Differentiation.  A key tenet of our marketing plan is the promotion of our differentiation in the marketplace.  We believe that our Digital Media Network Platform is unique to the marketplace in that it ties together digital signage with Web and mobile solutions that are cloud-based, providing customers with the ability to implement scalable marketing, branding and advertising initiatives all from one provider.  In addition, we believe we are the only digital signage solution provider that provides consolidated content delivery and advertising monetization in one easy-to-use platform.  The X-Factor platform empowers customers with a set of comprehensive digital media tools to integrate digital signs, premium content, social networks and mobile applications with live video broadcasts, advertising and marketing programs.

Key Differentiating Marketplace Factors

Prominent Customer Base and Channel Partners.  Our clients include public and private sector enterprise and government organizations who we believe recognize the value of our product offerings.

Ease of use.  Our products and solutions enable creators of digital media to easily create, manage and distribute content.  Our trademark “Simple Signage” highlights this concept.

ROI.  Our advertising driven DOOH platform enables users to monetize their investment.

Multiple Media Channels.  Our products and solutions provide corporate communications and advertising related Digital Out-of-Home, Mobile and Web based solutions.

Large and Growing Market Opportunity.  The corporate and advertising marketplace is growing rapidly.

Attractive Business Model.  Our solutions are sold as a software sale or a hosted SaaS offering, providing a flexible and affordable business model.

Experienced Management:  Our senior management team consists of repeat entrepreneurs with startup and Fortune 100 experience.

Our Digital Media Network Platform

Digital Signage Control Portal (dscp://) Software.  This proprietary and unique software that we developed is patent-pending under the trademark “Simple Signage”.  We developed dscp:// as the result of studying the market and responding to the needs of customers for the simplest means possible to update and manage content over their digital signage networks.

Because dscp:// is a Web 2.0 application, the programming code is extremely efficient and progressive, providing an advantage over older technology platforms.  In comparison to older technology platforms, dscp:// is more easily customizable and the overall architecture is less expensive to deploy, giving us considerable pricing and speed to market advantages.  We also provide customers with the choice of obtaining the dscp:// product through a software license or as a software as a service (SaaS) offering.

Strategic Partners and Business Relationships

Our primary business development efforts are focused on exploiting the broad reach of our strategic partners and business relationships.  We have established key strategic global business relationships with Cisco Systems, Inc., iBAHN, LGE, NEC and Verizon Business which we believe position X-Factor for rapid sales growth.  We continue to make an increasing number of customer presentations and proposals for digital media and signage services as our opportunities for strategic alignments with large industry participants grow. Our business relationships with Cisco Systems, Inc. and our other strategic partners continue to provide sales leads and opportunities that we are seeking to exploit together with our strategic partners.

Cisco Systems, Inc. ("Cisco").  We have earned the designation Cisco Digital Media System (DMS) Ecosystem Partner.  We believe this designation coupled with joint Cisco and X-Factor customer deployments may result in the promotion of X-Factor’s business through Cisco's marketing and sales channels.  These channels consist of over 30,000 Cisco resellers that are focused on providing Cisco products and DMS solutions to its clients.  X-Factor's software products and support services assist Cisco in generating sales for its products and services.   In addition, Cisco has offered to refer some of its DOOH advertising opportunities to X-Factor’s Digital Media Advertising Exchange DMAX software platform.  We have not generated any revenues in 2012 from this relationship.

LG Electronics, Inc. ("LGE").  LGE and X-Factor are exploring ways to leverage X-Factor’s solutions for its worldwide digital signage solution integration suite for resellers and possible co-marketing.

NEC Corporation ("NEC").  NEC, is one of the largest resellers of Cisco products globally. X-Factor has had a reseller contract in place with NEC since 2009. NEC facilitated the development of our partnership with Cisco through its involvement in the United States Postal Service project.  In that instance, NEC provided displays and system integration services alongside Cisco’s media players with our software, providing the customer interface and ongoing content creation, distribution and management.

Verizon. Given Verizon’s broad relationships with its enterprise customers and its attention to their communications needs, Verizon also acts as a systems integrator for digital signage network deployments.  We believe that our joint servicing of the United States Postal Service (USPS) with Verizon for over three years demonstrates our successful business relationship with Verizon. Verizon is our prime systems and network integrator and contractor. Cisco, NEC and X-Factor are all subcontractors to Verizon on the USPS digital signage deployment. We expect to continue our relationship with Verizon in 2013.

iBAHN.  We signed an agreement to provide Webcasting services to iBAHN and its 70 Platinum hotel customers.  These high-end hotels will be offering the Webcasting services to their corporate and conference clients.  iBAHN provides digital information, entertainment and Internet solutions to the hospitality and meeting industries.

We plan to continue to leverage these and other developing relationships and we expect these relationships will enable us to broaden our access to potential customers and accelerate our growth.

Competition

We compete in several large and diverse markets.  Due to the varied nature of the products that comprise our Digital Media Network Platform, we compete across a number of markets spanning advertising supported digital signage, mobile and Web marketing, and corporate communications.  We believe that our software is competitive in a wide array of areas including hardware feature integration, usability, architecture, and pricing.

Digital Signage Architecture

We believe our use of Web 2.0 methodologies, combined with state-of-the-art coding and application frameworks, provides a solid and efficient foundation for the incremental development of client-requested features.  We compete with digital signage software providers such as Broadsign, Cisco, Harris, Scala, and Symon, which have substantially greater name recognition and financial and other resources then we have.  However, we believe that our easy to use powerful and flexible platform competes favorably with the products provided by these vendors.  Our dscp:// product line has an "open architecture" with respect to hardware and can be deployed using off-the-shelf hardware solutions with Microsoft Windows-based or Linux-based operating systems, providing greater deployment possibilities and significant price advantages as compared to competitive company product offerings.

Usability

Usability is the foundation of our current and future product and solution offerings.  Larger competitors such as Scala and Harris have been focused on the development of hardware that can be mired in complex functions and may require heavy reliance on IT support.  We believe, however, that creators and managers want a simple, powerful content management system.  Therefore, we are focused on developing the software for a broad spectrum of users.  Furthermore, we provide a wide range of digital signage services from consulting to software implementation to training and content creation, uniquely positioning us to respond to many diverse proposals or leads.  From simple corporate communications to complex system wayfinding integration, we believe we provide a solution that will not intimidate new users and will accommodate the power user.

Pricing

We believe that many of our competitors have in place rigid pricing and fee structures, creating a high barrier for potential customers.  We believe our product pricing plans that are in place greatly benefit the customer while maintaining scale and profitability.  We are extremely flexible in building the pricing structures to accommodate the needs of a wide array of customers.  Whether fulfilling a SaaS or license model software deployment, providing professional services or incorporating third party vendors, competitive pricing flexibility drives a large amount of digital signage opportunities.  SMB and enterprise customers can select from the features and pricing that meet their needs.

Advertising Sales Platform

We believe that the development of our Digital Media Ad Sales Platform, which was done in tandem with actual users, answers the diverse needs of the advertising community and we believe this positions our product and solution offerings for rapid growth in the marketplace.  We believe that our DMAX and Storefront application platforms are competitive in many areas, but most importantly in flexibility, workflow, pricing and scalability.

Flexibility

Our platform achieves a balance of addressing the needs of multiple market verticals, as well as sophisticated and hyper-local advertisers, while our competitors have focused on the larger Digital Out of Home Market.  As a result, larger networks may be burdened by increasing overhead and the struggle to reach critical mass.  By providing an agnostic platform that supports specific customer and re-seller needs, we believe that our products will provide an attractive alternative to hardware resellers, brands and venues.

Work-Flow

Negotiating the advertising sales world can be daunting for a new digital signage network with no requisite experience in selling media.  The DMAX and dscp://Storefront platforms have a sophisticated workflow that is hidden in an easy to use interface.  The workflow engine supports the creation of sales opportunities, advertising offers, the synchronization of creative media, and the fulfillment of offers.  A process to negotiate, review and approve creative, bill, remit, and make good, are all powerfully packaged in an engaging user interface.

Scalability

The DMAX platform is built around digital media and is built to scale in multiple areas of digital and non-digital media assets.  As such, digital signage, placed based banners and signs, mobile and Web advertising sales and integration, through in-house or third party vendors, is a cornerstone of our system architecture and development road map.

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

X-Factor Intellectual Property

Trademarks

We have two trademarks registered with the United States Patent and Trademark Office, namely dscp:// and Simple Signage.

Patents

We have filed one patent application with the United States Patent and Trademark Office for our Dynamic Digital Signage, Customer Content Control Portal and Management System, which provides access to software applications and Websites for others hosted on computer servers accessible through a global computer network; editing, modification and customization of software applications accessible via a global computer network (Application #12/326,034). Costs associated with these filings were not significant.

Employees

We have 6 employees and 3 consultants.

Major Customers

The majority of the Company’s 2012 revenues and accounts receivable are generated by a small number customers and, at times, the concentration of such transactions and balances are in excess of 10% of consolidated totals.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

Through X-Factor, we lease approximately 1,500 square feet of office and technical operations space at our headquarters at 3 Empire Boulevard, 5th Floor, South Hackensack, NJ 07606, at a base rent of $1,800 per month.  This lease, which commenced in December 2005 and has been amended numerous times, is currently on a month to month basis.  We also rent approximately 600 square feet of space at a storage facility in New Jersey on a month to month basis.  We do not expect to experience any difficulties in renewing our leases, or finding additional or replacement office and collocation space, at the current or more favorable rates.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

We are authorized by our certificate of incorporation to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.0001 per share and 20,000,000 are shares of preferred stock, par value $.0001 per share. Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "XFCH".  The OTCBB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system.  There is no established public trading market for our common stock.  As of the date of this report, there are 17,753,684 shares of common stock outstanding and no shares of preferred stock outstanding.  All outstanding shares of common stock are of the same class and have equal rights and attributes.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.  All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the board of directors out of funds legally available, subject to the rights of any preferred stock we issue.  In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities, subject to the rights of any preferred stock we issue. The stockholders do not have cumulative or pre-emptive rights.

Effect of Certain Provisions of the Company’s Certificate of Incorporation and Bylaws

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of our company.  For example, the authorization of undesignated preferred stock in our certificate of incorporation makes it possible for the board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.  Furthermore our bylaws provide that only our directors, or an officer instructed to do so by our directors, may call an annual or special meeting of our stockholders.  These and other provisions may have the effect of deferring hostile takeovers or delaying changes in control or management.  The amendment of any of these provisions would require approval by holders of at least a majority of our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Prior to the Merger, X-Factor adopted the 2006 Long-Term Incentive Plan and the 2010 Long Term Incentive Plan (collectively, the “Prior Plans”).  The 2010 Long Term Incentive Plan was approved by the holders of membership units in X-Factor prior to the Merger. Upon the closing of the Merger, the Company’s board of directors approved the substitution of X-Factor membership interests underlying the options granted under the Prior Plans with shares of common stock of the Company, subject to any further approvals or actions as may be required to ensure that the implementation of the substitution is in accordance with all state and federal rules and regulations that may be applicable. In August 2012 the Company’s Board of Directors approved a 2012 Long-Term Incentive Plan (the "2012 Plan").  This plan reserved 5,000,000 shares of the Company’s common stock to be used for the purpose of making awards under the 2012 Plan.   Options granted under the 2012 Plan to employees are non-statutory stock options unless the plan is approved by the stockholder’s of the Company by August 2013, in which case the grants will be incentive stock options.  Options granted under the 2012 Plan to consultants are non-statutory stock options.    Information about the Prior Plans and the 2012 Plan appears below.

Equity Compensation Plan Information

Plan Category	Number of Shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options warrants and rights (b)	Number of Shares of Common Stock remaining available for future issuance under the equity compensation plan (excluding Shares of Common Stock reflected in column (a)) (c)

Equity Incentive Plans approved by Security Holders	637,434	$0.865	None

Equity Incentive Plans not approved by Security Holders	4,963,156	$0.664	1,364,172

Recent Sales of Unregistered Securities

The following sales of unregistered securities have occurred during the fiscal year ended December 31, 2012.

On May 15, 2012, in connection with the consummation of the Merger, we issued a total of 10,593,104 shares of our common stock to the members of X-Factor LLC in exchange for all of the issued and outstanding membership interests in X-Factor LLC.  In addition, we reserved an additional 4,724,083 shares of common stock for issuance upon the conversion or exercise of all outstanding warrants, options or other securities of X-Factor exercisable or convertible into membership units of X-Factor LLC prior to the Merger.  The securities issued in connection with the Merger have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The issuance of the securities identified above were made pursuant to the exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation D promulgated thereunder. The X-Factor LLC members received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The securities were issued without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act. No commissions were paid in connection with the common stock issued in connection with the Merger.

Also in May and August of 2012, in connection with the closings of the May 2012 Offering, the Company issued an aggregate of 2,883,333 shares of common stock for aggregate cash proceeds equal to $2,162,500. In addition, the Company issued an additional 1,010,732 shares of common stock in connection with the conversion of convertible promissory notes with an outstanding principal amount equal to $758,051.  We paid a commission in the amount of $321,555 to the placement agent and issued an aggregate of 1,589,059 shares of the Company’s common stock to the placement agent in connection with the May 2012 Offering.  The offer and sale of the shares was made pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the common stock was sold solely to accredited investors and without any form of general solicitation or general advertising.

On August 21, 2012 the Company granted options to purchase an aggregate of 3,401,000 shares of common stock to certain employees, directors and officers of the Company.  The offer and sale of the securities was made pursuant to exemptions provided by Section 4(2) of the Securities Act of 1933, in that the securities were issued without any form of general solicitation or advertising and the offeree had full access to all information concerning the Company that was requested.

In October 2012, as consideration for agreeing to amend certain outstanding promissory notes, the Company issued 10 year warrants to purchase 27,521 shares of common stock to the New Jersey Economic Development Authority at an exercise price of $0.75 per share.   The offer and sale of the warrants was made pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, in that the warrants were issued without any form of general solicitation or advertising and the offeree had full access to all information concerning the Company that was requested.

In December 2012, the Company issued 250,000 shares of common stock and warrants to purchase an aggregate of 125,000 shares of common stock exercisable at an exercise price of $0.90 per share to an accredited investor for aggregate gross proceeds equal to $200,000.  The placement agent received cash commissions equal to $20,000 and a five year warrant to purchase 25,000 shares of common stock exercisable at an exercise price of $0.80 per share.  The issuance of the securities identified above were made pursuant to the exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation D promulgated thereunder in that the securities were issued to accredited investors without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our audited consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ and members’ deficit and cash flows for the years ended December 31, 2012 and 2011 and the notes attached thereto. Such 2011 financial statements exclude the effects of the Merger and the related reorganization.

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

 Liquidity and Capital Resources

At December 31, 2012 the Company had a stockholders' deficit of $1,223,034, a working capital deficiency of $670,657 and incurred a net loss of $3,420,138 for the year then ended.  In addition, there was a decrease in revenue of $172,681 for the year ended December 31, 2012 when compared to 2011.  There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity (see Notes 18 and 20) or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods. While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. At present, these factors raise substantial doubt about the Company's ability to continue as a going concern. The report of our independent registered public accounting firm included an explanatory paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  These conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

During the years ended December 31, 2012 and 2011, the Company received an aggregate $75,000 and $850,000, respectively; in cash proceeds from the sale of promissory notes (see Note 12).  Through December 31, 2012 the Company received additional net cash proceeds of $1,930,549 raised in connection with the Offerings.

The Company believes that the remainder of the net cash proceeds received from the sale of securities in the Offerings and the conversion of promissory notes in 2012 will provide sufficient equity to fund its operations for the next two to three months from the date of filing this Annual Report on Form 10-K.  Additional significant amounts of capital will be needed to be raised to continue the Company’s operations. There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

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

 Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the years ended December 31, 2012 and 2011.

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

Derivative Financial Instruments

The Company's objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds.  Derivatives are recognized in the balance sheet at fair value based on the criteria specified in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging " (“ASC Topic 815”).   Under ASC Topic 815, the estimated fair value of derivative liabilities is revalued at each balance sheet date with the changes in value, if any, recorded in the interest and other expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

Financial Instruments with Anti-Dilution Features

The Company has issued warrants that contain a weighted average anti-dilution feature that in certain circumstances could provide the warrant holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date.   On the balance sheet date the Company evaluates the fair value of the warrants using a valuation model and the net difference, if material, between their previous periods’ fair values and their current fair values is recorded in the interest and other expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

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

The fair value of warrants for shares of common stock issued to consultants or investors are recognized over the requisite service period with a corresponding credit to Additional Paid-in Capital. Warrants issued to consultants are based on the fair value of a share of common stock related to the warrants. Warrants for common stock issued to equity investors have no effect on Additional Paid-in Capital; that is, the fair value of the warrants granted to investors and charged to Additional Paid-in Capital are entirely offset by a corresponding adjustment to Additional Paid-in Capital.

Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws. Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amount will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets of $700,000 (principally composed of $430,000 of a net operating loss [“NOL”) and $215,000 of compensation expenses)  at December 31, 2012. For the period from the effective date of the Merger through December 31, 2012 the Company did not record a benefit for income taxes.  At December 31, 2012 the Company had Federal and New Jersey NOL carry-forwards of approximately $1,085,000 which expire in 2032 and 2019, respectively. The utilization of our NOL for Federal income tax purposes sustained by the Company may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership, or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

FASB ASC Topic 740 “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. Prior to the Merger, X-Factor operated as a limited liability corporation and Federal and state taxes are passed through to the members, so too would the assessments from any tax examinations and, since the Merger, has generated an operating loss.  The Company conducts business domestically and, as a result, files Federal and state income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. There are no ongoing or pending examinations by Federal or state tax agencies.  The Company has evaluated its tax positions for all currently open tax years, 2009 through 2011, and has concluded that there are no significant uncertain tax positions for either Federal or state purposes.

There were no interest or penalties related to income taxes that have been accrued or recognized as of December 31, 2012 and 2011, or for the years then ended.

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

Results of Operations

Year ended December 31, 2012 (the “2012 Year”) compared to the year ended December 31, 2011 (the “2011 Year”)

Revenues - Revenues decreased $172,681, or 20.3%, in the 2012 Year to $676,415 from $849,096 in the 2011 Year.  The primary reason for the decrease in revenues in 2012 was that Cisco reduced its purchases of X-Factor’s digital signage and advertising software and services.  Purchases by Cisco generated $196,898 of revenue in the 2011 Year versus no revenue in the 2012 Year.    In addition, the US Postal Service, due to budget constraints, ceased purchasing X-Factor’s digital signage software and maintenance services for new locations which caused a $59,128 revenue reduction in the 2012 Year compared to the 2011 Year.   This reduction was partially offset by successful efforts by the Company to increase its webcasting business.  The following are the changes in the components of X-Factor’s revenue for the years ended:

			Favorable
	December 31,		(Unfavorable)
	2012	2011	Change
Digital signage software and services	$272,380	$549,988	$(277,608)
Webcasting	404,035	299,108	104,927
Total revenues	$676,415	$849,096	$(172,681)

Cost of revenues – Cost of revenues increased $5,083, or 2.1% in the 2012 Year to $243,661 from $238,578 in the 2011 Year.  Cost of revenues, as a percentage of revenues, were 36.0% in the 2012 Year and 28.1% in the 2011 Year.  This increase in cost, as a percentage of revenues, is caused by the increase in lower gross profit percentage webcasting business.

Gross Profit – Gross profit decreased $177,764, or 29.1% in the 2012 Year to $432,754 from $610,518 in the 2011 Year.  Gross profit, as a percentage of revenues, was 64.0% in the 2012 Year and 71.9% in the 2011 Year.  This change was related to the reduction in revenues for digital signage software and services which have a higher gross profit compared to webcasting revenues and development costs of approximately $70,000.

Salaries and fringe benefits expenses – Compensation costs increased $360,997, or 78.9% in the 2012 Year to $818,817 from $457,820 in the 2011 Year.  Compensation costs, as a percentage of revenues, were 121.1% in the 2012 Year and 53.9% in the 2011 Year.    The primary reasons for the increase in these expenses were the hiring of two employees and the granting of options to employees in lieu of cash compensation.  The following are the changes in the components of salaries and fringe benefits for the years ended:

			Favorable
	December 31,		(Unfavorable)
	2012	2011	Change
Salaries	$448,359	$357,712	$(90,647)
Equity-based compensation	239,312	29,779	(209,533)
Commissions and bonuses	39,278	7,489	(31,789)
Employee insurance	28,364	11,140	(17,224)
Payroll taxes	63,504	51,700	(11,804)
Total salaries and fringe benefits	$818,817	$457,820	$(360,997)

General and administrative expenses - General and administrative expenses increased $663,404, or 57.9% in the 2012 Year to $1,810,015 from $1,146,611 in the 2011 Year. General and administrative expenses, as a percentage of revenues, were 267.6% in the 2012 Year and 135.0% in the 2011 Year. The following are the changes in the components of the general and administrative expenses for the respective years ended:

			Favorable
	December 31,		(Unfavorable)
	2012	2011	Change
Professional fees and consultants – Operations (A)	$686,506	$266,915	$(419,591)
Professional fees and consultants – Legal (B)	181,501	44,462	(137,039)
Professional fees and consultants – Accounting (B)	215,829	44,159	(171,670)
Professional fees and consultants – Equity based compensation (C)	290,639	527,387	236,748
Travel (F)	121,933	78,250	(43,683)
Bad debts	300	25,000	24,700
Communication expenses	45,397	52,820	7,423
Insurance (E)	45,749	5,931	(39,818)
SEC printing and filing fees (D)	44,272	—	(44,272)
Settlement of customer dispute	—	26,000	26,000
Computer and office supplies (F)	86,996	35,518	(51,478)
Advertising and marketing (F)	46,519	3,261	(43,258)
Miscellaneous expenses	44,374	36,908	(7,466)
Total general and administrative	$1,810,015	$1,146,611	$(663,404)

Note A –	Increase is primarily a full year’s salary for the Company’s Interim Chief Financial Officer and Chief Marketing and Sales Officer and the addition of several sales and marketing consultants.
Note B –	Increase is primarily related to reporting requirements of a “Public Company”.
Note C –	In 2011 an individual received equity based compensation of approximately $285,000 for performing legal services.
Note D –	Costs related to being a “Public Company”.
Note E –	Increase is primarily related to a Directors and Officers liability insurance policy the Company obtained upon becoming a “Public Company”.
Note F –	Increase are primarily related to the Company starting up a sales and marketing program upon the completion of the Offering.

Depreciation and amortization – Depreciation and amortization expenses decreased $22,659, or 33.8%, in the 2012 Year to $44,422 from $67,081 in the 2011 Year. The decrease was due to some assets being fully depreciated and a lower level of equipment and leasehold improvement additions in all periods.

Loss from operations – Loss from operations increased by $1,179,506, or 111.2% in the 2012 Year to $2,240,500 from $1,060,994 in the 2011 Year.

Other expense – Other expense increased by $737,994 in the 2012 Year to $1,179,638 from $441,644 in the 2011 Year.  Due to amendments to, and the conversion of, various Notes Payable to Related Parties in the 2012 Year, the related unamortized discounts and financing costs were expensed and shown as a Loss on Extinguishment or Modification of Debt.  Due to amendments to Notes Payable in the 2012 Year, the related unamortized discount costs were expensed and shown as a Loss on Extinguishment or Modification of Debt.   Professional fees related to the Merger were expensed as incurred. Due to increases in the market price of the Company’s common stock there was an increase in the fair value of derivative financial instruments.  The following are the changes in the components of the Company’s other expenses:

			Favorable
	December 31,		(Unfavorable)
	2012	2011	Change
Loss on Extinguishment or Modification of Debt	$523,259	$—	$(523,259)
Professional fees related to Merger	202,867	62,188	(140,679)
Change in fair value of derivative financial instruments for Related Parties	197,463	—	(197,463)
Interest	97,172	91,536	(5,636)
Accretion of discount on notes	139,154	259,112	119,958
Amortization of prepaid financing costs	11,869	23,277	11,408
Other expenses	7,854	5,531	(2,323)
Total other expenses	$1,179,638	$441,644	$(737,994)

Income taxes - As a result of X-Factor being a limited liability company all profits and losses of X-Factor prior to the Merger flowed through to the individual members of X-Factor.  Accordingly, X-Factor did not record a tax provision, incur any liability for incomes taxes nor record a benefit for income taxes or any deferred tax assets or liabilities for Federal or state tax purposes.

Holdings operates as a “C” corporation. Net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at December 31, 2012 and for the period from the date of the Merger through December 31, 2012 the Company did not record a benefit for income taxes.

Net loss – The decrease in gross profit, increase in operating expenses and increase in other expenses are caused primarily by non-recurring expenses related to the Offering, extinguishment and modification of debt and the change in fair value of derivative financial instruments, resulting in the net loss increasing by $1,917,500, in the 2012 Year to $3,420,138 from $1,502,638 in the 2011 Year.

Cash flows

At December 31, 2012, the Company had a working capital deficit of $670,657, compared to a working capital deficit of $441,953 at December 31, 2011, an increase in the deficit of $228,704.  The Company had $311,843 in cash at December 31, 2012, compared to $78,639 at December 31, 2011, an increase of $233,204.

Net cash used in operating activities was $1,545,632 for the 2012 Year. The components of the use of funds were a net loss of $3,420,138 (net $1,926,348 excluding non-cash charges and credits), $43,191 from a reduction in unearned revenues and a $16,231 increase in other current assets partially offset by a decrease of $131,146 in accounts receivable and a $308,992 net increase in accounts payable and accrued expenses. Net cash used in operating activities was $525,387 for the 2011 Year. The components of the use of funds were a net loss of $1,502,638 ($541,034 excluding non-cash charges and credits) and $144,195 from a reduction in unearned revenues and a $106,648 net increase in accounts receivables partially offset by a decrease of $266,490 increase in accounts payable and accrued expenses.

Cash provided by investing activities in the 2012 Year totaled $71,165 and consisted of a $75,000 reimbursement by the Controlling Stockholders of the deposit advanced by X-Factor towards the acquisition of control of the Company for the purpose of consummating the Merger partially offset by $3,835 for the purchase of equipment and leasehold improvements.   Cash used in investing activities in the 2011 Year totaled $93,257 and consisted of a $75,000 deposit advanced by X-Factor towards the acquisition of control of the Company for the purpose of consummating the Merger, a $10,000 loan made to a strategic business partner and $8,257 for the purchase of equipment and leasehold improvements.

Cash provided by financing activities in the 2012 Year totaled $1,707,671 and was comprised of $2,362,500 of gross proceeds from the sale of common stock in the Offerings, $75,000 from the proceeds of notes payable,  partially offset by $431,951 in direct costs relating to the Offerings, $167,774 of principal repayments towards notes payable – related parties, $117,239 of principal repayments towards note payable, $10,457 of principal repayments of lease obligations and $2,418 in direct costs in obtaining the amendment to the note payable.  Cash provided by financing activities in the 2011 Year totaled $674,866 and was comprised of $850,000 from the proceeds of notes payable – related parties and $49,153 received from the sale of common stock; partially offset by $146,923 in direct costs related to the Offerings and obtaining the Bridge Notes, $27,439 of principal repayments of lease obligations, $25,000 of principal repayments towards notes payable – related parties and $24,622 of principal repayments towards note payable.

Inflation

Inflation has a minimal impact on the operations of the Company

Contractual Obligations

		Payments Due By Period
Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years
Notes payable – Note A	$337,306	$27,056	$206,834	$103,416
Notes payable – related parties	282,680	—	—	282,680
Capital leases	11,663	11,663	—	—
Line of credit – Note B	97,846	97,846	—	—
	$729,495	$136,565	$206,834	$386,096

Note A –
Payments are based on a percentage of the prior year’s revenues with any unpaid principal due on August 1, 2016.  For purposes of this table we were unable to estimate our revenues for the next three years so we have assumed that the unpaid principal balance, after our payment in July 2013, will be paid equally in years 2, 3 and 4.

Note B –	There is no maturity date for the Line of Credit; however the Company has classified this obligation as a current liability.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2012 and 2011.

Recent Accounting Pronouncements

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

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”)  (“ASU 2011-04”), which amends FASB ASC Topic 820, “ Fair Value Measurement . ”   These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS.  Consequently, the amendments change some fair value measurement principles and disclosure requirements.  The adoption of ASU 2011-04 did not have an impact on the Company’s September 30, 2012 financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of X-Factor Communications Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of X-Factor Communications Holdings, Inc.  and the balance sheet of its predecessor, X-Factor Communications, Inc. LLC (these entities are collectively referred to as the “Company”) as of  December 31, 2012 and 2011 and the related consolidated statements of operations and stockholders’ / members’ deficit and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of X-Factor Communications Holdings, Inc. as of December 31, 2012 and X-Factor Communications, LLC as of December 31, 2011, and the results of their operations and their cash flows for each of the years then ended in conformity with United States’ generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has historically incurred net losses and recurring negative cash flows from operations.  Furthermore the Company has, in the past, been in technical default of covenants in certain debt agreements and there are no assurances that existing investors will continue to support the Company or that the Company will be able to raise sufficient capital or debt financing to sustain operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Withum Smith + Brown, PC

Withum Smith + Brown, PC
Morristown, New Jersey
May 15, 2013

X-Factor Communications Holdings, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$311,843	$78,639
Accounts receivable, net of allowance for doubtful accounts
of $26,200 and $25,900 respectively	79,964	216,110
Other current assets	27,793	209,081
Total current assets	419,600	503,830

Equipment and leasehold improvements	24,705	65,292
Total assets	$444,305	$569,122

Liabilities and Stockholders’ and Members’ Deficit
Current liabilities:
Line of credit	$97,846	$97,836
Current portion of note payable, net of discount of $2,256 and $9,377, respectively	24,800	161,078
Current portion of capital leases payable	10,705	10,457
Accounts payable	624,045	405,482
Accrued expenses	137,213	172,955
Current portion of unearned revenues	30,008	58,845
Derivative financial instruments	165,640	39,130
Total current liabilities	1,090,257	945,783

Long term liabilities:
Note payable, less current portion, net of discount of $5,848 and $6,166, respectively	304,402	277,924
Notes payable – related parties, net of discount of $0 and $582,209, respectively	282,680	614,543
Capital leases payable, less current portion	—	10,705
Unearned revenues, less current portion	—	14,354
Total long term liabilities	587,082	917,526
Total liabilities	1,677,339	1,863,309

Commitments and contingencies

Stockholders’ and members’ deficit:
Members' deficit (liquidation value of preferred units of $1,140,287)	—	(1,294,187)
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized,
17,214,934 shares issued and outstanding at December 31, 2012	1,721	—
Additional paid-in capital	6,519,602	—
Accumulated deficit	(7,754,357)	—
Total stockholders’ and members’ deficit	(1,233,034)	(1,294,187)
Total liabilities and stockholders' and members’ deficit	$444,305	$569,122

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2012 and 2011

	Year Ended
	December 31,
	2012	2011

Revenue	$676,415	$849,096
Cost of revenue	243,661	238,578
Gross profit	432,754	610,518

Operating expenses
Salaries and fringe benefits	818,817	457,820
General and administrative	1,810,015	1,146,611
Depreciation and amortization	44,422	67,081
Total operating expenses	2,673,254	1,671,512

Loss from operations	(2,240,500)	(1,060,994)

Other expenses
Interest expense, including $182,503 and $292,932,
respectively for related parties	248,195	373,925
Change in the fair value of derivative financial
instruments for related parties	197,463	—
Professional fees related to Merger	202,867	62,188
Loss on modification or extinguishment
of debt	523,259	—
Other expenses	7,854	5,531
Total other expenses	1,179,638	441,644

Net loss	$(3,420,138)	$(1,502,638)

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statement of Stockholders’ and Members’ Deficit
Years Ended December 31, 2012 and 2011

		Common		Membership	Additional			Stockholders’
	Common	Shares	Membership	Units	Paid in	Accumulated	Members’	Deficit
	Shares	Amount	Units	Amount	Capital	Deficit	Deficit	Total
Balance at January 1, 2011	—	$—	—	$—	$—	$—	$(1,222,068)	$(1,222,068)
Sale of membership units	—	—	—	—	—	—	49,153	49,153
Membership units issued in connection with issuance of notes payable – related parties	—	—	—	—	—	—	457,600	457,600
Beneficial conversion feature related to notes payable – related parties	—	—	—	—	—	—	342,400	342,400
Equity based compensation – options issued to employees and consultants	—	—	—	—	—	—	72,298	72,298
Equity based compensation – warrants issued to consultants	—	—	—	—	—	—	484,868	484,868
Warrants issued in connection with notes payable – related parties	—	—	—	—	—	—	24,200	24,200
Net loss	—	—	—	—	—	—	(1,502,638)	(1,502,638)
Balance at December 31, 2011	—	—	—	—	—	—	(1,294,187)	(1,294,187)
Reclassification of Members’ deficit into Stockholders’ accounts	—	—	1,663,893	166	3,039,866	(4,334,219)	1,294,187	—
Conversion of common membership units into common shares	7,239,216	724	(1,304,210)	(130)	(594)	—	—	—
Conversion of preferred membership units into common shares	1,996,685	200	(359,683)	(36)	(164)	—	—	—
Issuance of common shares and warrants to eliminate liquidation preference on preferred membership units and warrants for preferred membership units	1,357,203	136	—	—	(136)	—	—	—
Issuance of common shares to exchange Organic holdings	1,180,000	118	—	—	(118)	—	—	—
Issuance of common shares sold in Offerings	3,133,333	313	—	—	2,362,187	—	—	2,362,500
Costs of Offerings incurred in 2011	—	—	—	—	(64,060)	—	—	(64,060)
Cash paid for costs of Offerings incurred in 2012	—	—	—	—	(431,951)	—	—	(431,951)
Equity based compensation – common shares and warrants issued to pay costs of Offerings	—	—	—	—	(1,269,016)	—	—	(1,269,016)
Equity based compensation – common shares and warrants issued to Placement Agent	1,589,059	159	—	—	1,191,635	—	—	1,191,794
Equity based compensation – warrants issued to Placement Agent	—	—	—	—	57,922	—	—	57,922
Warrants issued in Offerings	—	—	—	—	19,300	—	—	19,300
Equity based compensation – shares issued in settlement of accounts payable	157,932	16	—	—	118,431	—	—	118,447
Cancellation of Controlling Stockholders shares	(656,667)	(66)	—	—	66	—	—	—
Conversion of promissory notes	1,218,173	121	—	—	881,357	—	—	881,478
Warrants issued related to refinancing of note payable	—	—	—	—	6,250	—	—	6,250
Equity based compensation – options issued in settlement of accounts payable	—	—	—	—	7,723	—	—	7,723
Equity based compensation – options issued to employees and consultants	—	—	—	—	513,747	—	—	513,747
Reclassification of fair value of warrants issued to Placement Agent and note holder with an anti-dilution feature	—	—	—	—	(92,000)	—	—	(92,000)
Equity based compensation – warrants issued to consultants	—	—	—	—	16,204	—	—	16,204
Cancellations of derivative liabilities	—	—	—	—	162,953	—	—	162,953
Net loss	—	—	—	—	—	(3,420,138)	—	(3,420,138)
Balance at December 31, 2012	17,214,934	$1,721	—	$—	$6,519,602	$(7,754,357)	$—	$(1,233,034)

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	Year Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,420,138)	$(1,502,638)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,422	67,081
Capitalized interest payments for notes - related parties	48,500	30,403
Capitalized interest income for note receivable	(1,128)	(435)
Accretion of discount on notes	139,154	259,112
Amortization of prepaid financing costs	11,869	23,277
Change in fair value of derivative
financial instruments for related parties	197,463	—
Loss on modification or extinguishment of debt	523,259	—
Bad debt expense	300	25,000
Equity-based compensation	529,951	557,166
Changes in operating assets and liabilities:
Accounts receivable	131,146	(106,648)
Other current assets	(16,231)	—
Accounts payable	344,735	110,026
Accrued expenses	(35,743)	156,464
Unearned revenue	(43,191)	(144,195)
Net cash used in operating activities	(1,545,632)	(525,387)

Cash flows from investing activities:
Refund (payment) of deposit for company to be acquired in Merger	75,000	(75,000)
Advances made for note receivable	—	(10,000)
Purchase of equipment and leasehold improvements	(3,835)	(8,257)
Net cash provided by (used in)investing activities	71,165	(93,257)

Cash flows from financing activities:
Sale of common stock	2,362,500	49,153
Costs incurred in connection with Offerings	(431,951)	(64,060)
Principal repayments of note payable	(117,239)	(24,622)
Principal payments of line of credit	10	(303)
Proceeds from notes payable - related parties	75,000	850,000
Costs incurred in connection with notes payable – related parties	—	(82,863)
Principal repayments of obligations under capital leases	(10,457)	(27,439)
Principal repayments of notes payable - related parties	(167,774)	(25,000)
Costs incurred in connection with NJEDA refinancing	(2,418)	—
Net cash provided by financing activities	1,707,671	674,866
Net change in cash	233,204	56,222
Cash - beginning of year	78,639	22,417
Cash - end of year	$311,843	$78,639

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2012 and 2011

	Year Ended
	December 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$45,840	$61,134
Non-cash investing and financing activities:
Conversion of promissory notes to equity	$881,478	$—
Equity-based compensation costs of Offerings	$1,269,016	$—
Accounts receivable used to offset notes payable - related parties	$4,700	$—
Equity issued in settlement of accounts payable	$118,447	$—
Options issued in settlement of accounts payable	$7,723	$—
Cancellations of derivative liabilities	$162,953	$—
Warrants issued in connection with refinancing of note payable	$6,250	$—
Warrants issued to Placement Agent and note holder with an anti-dilution feature	$92,000	$—
Warrants issued in connection with notes payable – related parties	$—	$24,200
Beneficial conversion feature for notes payable – related parties	$—	$342,400
Equity issued in connection with notes payable – related parties	$—	$457,600

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

Upon the closing of the Merger, in connection with the terms and conditions of a private placement offering issued then (the “May 2012 Offering”) (when combined with sales of securities in December 2012 the “December 2012 Offering” collectively referred to as the "Offerings") the Company issued and sold an aggregate of 2,883,333 shares of common stock at a price of $0.75 per share, for gross proceeds of $2,162,500.

The consummation of the Merger (the "Effective Time") and the May 2012 Offering had the following effects on the membership units and common stock equivalents of X-Factor:

(a) Each X-Factor common and preferred membership unit issued and outstanding immediately prior to the Merger was automatically converted into 5.286767 (the "Initial Exchange Ratio") shares of Holdings common stock.  Upon the final closing of the May 2012 Offering in August 2012 the Initial Exchange Ratio was adjusted to reflect 5.550657 (the “Final Exchange Ratio”) and all initial exchanges were adjusted to reflect the Final Exchange Ratio.  This resulted in the issuance of an additional 439,098 shares of Holdings common stock.  All disclosures in this document reflect the Final Exchange Ratio.

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

As an inducement for X-Factor to consummate the transactions contemplated by the Merger Agreement, on May 15, 2012, the Company cancelled 10,000,000 shares of common stock and warrants to purchase up to 5,000,000 shares of common stock owned of record by certain stockholders of the Company immediately prior to the Effective Time, pursuant to the terms and conditions of a cancellation agreement, dated May 15, 2012.

Note 2 – Liquidity and Going Concern

At December 31, 2012 the Company had a stockholders' deficit of $1,233,034, a working capital deficiency of $670,657 and incurred a net loss of $3,420,138 for the year then ended.  In addition, there was a decrease in revenue of $172,681 for the year ended December 31, 2012 when compared to 2011.  There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods. While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. The report of our independent registered public accounting firm included an explanatory paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  All of these conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

During the years ended December 31, 2012 and 2011, the Company received an aggregate $75,000 and $850,000, respectively, in cash proceeds from the sale of promissory notes (see Note 12).  Through December 31, 2012 the Company received additional net cash proceeds of $1,930,549 raised in connection with the Offerings.

The Company believes that the remainder of net cash proceeds received from the sale of securities in the Offerings and the conversion of promissory notes in 2012 will only provide sufficient equity to fund its operations for the next two to three months from the date of filing this Annual Report on Form 10-K.  Additional significant amounts of capital will be needed to be raised to continue the Company’s operations. There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Presentation of historical membership unit, option, warrant and convertible note amounts and conversion prices – Reclassifications

Prior to the Merger on May 15, 2012, X-Factor was a LLC and the equity was comprised of membership units.  As a result of the Merger on May 15, 2012, in which X-Factor became a wholly owned subsidiary of the Company and all membership units were converted into shares of common stock of Holdings, all historical references to membership units, options, warrants and convertible notes have been adjusted to reflect the conversion into, or into the right to purchase, 5.550657 shares of Holdings’ common stock as of the beginning of the reported periods.  The new conversion price applicable to each option, warrant or convertible note is equal to the conversion price in effect immediately prior to the Merger divided by 5.550657.  As a result of the Merger and conversion, the number of X-Factor membership units, options, warrants and exercise prices as of December 31, 2011 were adjusted as follows:

	Common Stock After Conversion	Membership Units Before Conversion

Common	7,239,216	1,304,210
Preferred (A )	1,996,685	359,683
Total shares or units	9,235,901	1,663,893

Note A – The preferred membership units were converted into shares of common stock.

	Common Stock After Conversion	Membership Units Before Conversion

Options – issued	2,161,920	389,490
Warrants – issued	1,012,757	182,457

Options – weighted average exercise price	$0.579	$3.210
Warrants – weighted average exercise price	$0.229	$1.270

Since all common and preferred membership units of X-Factor were converted into shares of common stock of the Company, we have replaced all references to common and preferred membership units with a reference to common stock.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of Holdings and our wholly owned subsidiary, X-Factor.  All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates relate to the determination of the allowance for doubtful accounts, the valuation of long lived assets, the technological capabilities (and thus the valuation) of equipment, the determination of amounts owed under contingent arrangements and derivatives issued and the calculations of debt discounts and equity-based compensation. Actual results could differ from those estimates.

Concentration of Credit Risk (See Note 15)

At various times, certain balances at a financial institution may exceed the Federal Deposit Insurance Corporation's (“FDIC”) limit. At December 31, 2012, the Company had $61,843 of cash balances that exceeded such FDIC levels.  Management regularly monitors the financial condition of the institution it works with, along with their balances in cash and endeavors to keep this potential risk at a minimum, and has not experienced any collection losses with this institution.

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

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the years ended December 31, 2012 and 2011.

Loss per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the year.   For 2011, X-Factor was not obligated, as an LLC, to calculate and present loss per share.  It is not practicable for the Company to determine the historical net loss (and net loss per share) from the date of the Merger through December 31, 2012.  However, the Company has presented unaudited pro forma loss per share for the year ended December 31, 2012, as if the Merger occurred on January 1, 2012 and the related shares were outstanding for the entire year ended December 31, 2012. Such pro forma loss per share is presented below:

For the Year Ended December 31, 2012
Net loss attributable to common stockholders per share:	$(3,420,138)
Basic and diluted	$(0.23)

Weighted average number of common shares outstanding:
Basic and diluted	14,674,290

Diluted loss per share for the year ended December 31, 2012 is the same as basic loss per share. Potential shares of common stock associated with outstanding options and warrants and shares issuable upon conversion of our convertible notes (totaling 7,864,461 as of December 31, 2012) have been excluded from the calculations of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company has certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these arrangements, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately using vendor-specific objective evidence. Revenue from multi-year licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Unearned revenue also consists of future maintenance and upgrade services that will be provided by the Company in future periods under terms of a non-refundable service contract.  The revenues are principally derived from two services: digital signage software and services of $272,380 and $549,988 for the years ended December 31, 2012 and 2011, respectively, and webcasting of $404,035 and $299,108 for the years ended December 31, 2012 and 2011, respectively.

Derivative Financial Instruments

The Company's objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds.  Derivatives are recognized in the balance sheet at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging " (“ASC Topic 815”).   Under ASC Topic 815, the estimated fair value of derivative liabilities is revalued at each balance sheet date with the changes in value, if any, recorded in the interest and other expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

Financial Instruments with Anti-Dilution Features

The Company has issued warrants that contain a weighted average anti-dilution feature that in certain circumstances could provide the warrant holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date.   On the balance sheet date the Company evaluates the fair value of the warrants using a valuation model and the net difference, if material, between their previous periods’ fair values and their current fair values is recorded in the interest and other expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

Advertising and Marketing Expense

Advertising costs are expensed as incurred and included in general and administrative expenses. Advertising expenses for the years ended December 31, 2012 and 2011 were $46,519 and $3,261, respectively.

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

We periodically grant options for common stock to employees and consultants in accordance with the provisions of our stock option plans (see Note 16), with the exercise price of the options established at the price of a recent sale of a share of common stock of the Company. As a consequence of the Merger, no additional grants may be made from the 2006 and 2010 Plans and the options are exercisable into shares of the Company.

We periodically grant warrants for common stock to consultants and investors (see Note 17).  The fair value of warrants for shares of common stock issued to consultants or employees are recognized over the requisite service period with a corresponding credit to Additional Paid-in Capital. Warrants issued to consultants are based on the fair value of a share of common stock related to the warrants. Warrants for common stock issued to equity investors have no effect on Additional Paid-in Capital; that is, the fair value of the warrants granted to investors and charged to Additional Paid-in Capital are entirely offset by a corresponding adjustment to Additional Paid-in Capital.

Professional Fees (see Note 18)

Professional Fees Related to the Merger have been expensed as incurred through December 31, 2012. Professional fees related to the May 2012 Offering were capitalized at December 31, 2011 based on an assessment of the viability of the May 2012 Offering through that date. When the May 2012 Offering was consummated, the Company offset these costs against proceeds from the sale of the stock.

Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws. Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amount will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets of $700,000 (principally composed of a  $430,000 net operating loss [“NOL”] and $215,000 of compensation expenses) at December 31, 2012. For the period from the effective date of the Merger through December 31, 2012 the Company did not record a benefit for income taxes.  At December 31, 2012 the Company had Federal and New Jersey NOL carry-forwards of approximately $1,085,000 which expire in 2032 and 2019, respectively. The utilization of our NOL for Federal income tax purposes sustained by the Company may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership, or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

FASB ASC Topic 740 “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. Prior to the Merger, X-Factor operated as a limited liability corporation and Federal and state taxes are passed through to the members, so too would the assessments from any tax examinations and, since the Merger, has generated an operating loss.  The Company conducts business domestically and, as a result, files Federal and state income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. There are no ongoing or pending examinations by Federal or state tax agencies.  The Company has evaluated its tax positions for all currently open tax years, 2009 through 2012, and has concluded that there are no significant uncertain tax positions for either Federal or state purposes.

There were no interest or penalties related to income taxes that have been accrued or recognized as of December 31, 2012 and 2011, or for the years ended December 31, 2012 and 2011.

Fair Value Disclosures

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable and accrued expenses. We estimate that the fair value of these financial instruments at December 31, 2012 and 2011 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the Company presents certain common stock warrants and embedded conversion features (associated with various convertible notes—See Notes 11 and 12) and accounts for such derivative financial instruments at fair value, such derivatives are impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The Company's future results may be materially impacted by changes in the Company's closing stock price as of the date it prepares future periodic financial statements.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company has no financial instruments that merit classification as Level 1 or 2 assets and liabilities.  The Company's liability for derivative financial instruments is considered a Level 3 liability at December 31, 2012 and 2011.  The fair value of this liability is determined using the most recent sale of a common share and the number of shares that are not considered fixed and determinable under the conversion features.

New Accounting Pronouncements

In January 2010, the FASB issued guidance that revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The guidance also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements became effective for the Company's financial statements for the year ended December 31, 2011, except for the requirement concerning gross presentation of Level 3 activity, which became effective in 2012. Since this guidance is only related to financial statement disclosures, there was no impact to the Company's consolidated financial statements as a result of the adoption of this guidance.

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

Related Parties who are officers of the Company provided accounting and management services to the Company for $152,449 and $58,140 for the years ended December 31, 2012 and 2011, respectively, before they became employees of the Company.

Related Parties who are not officers of the Company provided product development, legal and management services to the Company for $114,631 and $116,709 for the years ended December 31, 2012 and 2011, respectively

Included in accounts payable and accrued expenses are $103,445 and $212,890 as of December 31, 2012 and 2011, respectively, owed to Related Parties.

Included in accounts receivable are $5,725 and $7,700 as of December 31, 2012 and 2011, respectively, due from Related Parties.

The Company leases office and technical operations space and purchases various communication services from a Related Party totaling $40,122 and $33,551 for the years ended December 31, 2012 and 2011, respectively.

Note 5 – Holdings’ Capital Stock (see Notes 16 and 17)

We are authorized by our certificate of incorporation to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.0001 per share and 20,000,000 are shares of preferred stock, par value $.0001 per share.  As of December 31, 2012, there are 17,214,934 shares of common stock outstanding and no shares of preferred stock outstanding.  All outstanding shares of common stock are of the same class and have equal rights and attributes.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.  All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the board of directors out of funds legally available, subject to the rights of any preferred stock we issue.  In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities, subject to the rights of any preferred stock we issue. The stockholders do not have cumulative or pre-emptive rights.

Note 6 - Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following as of December 31:

	2012	2011

Equipment and software	$515,331	$511,496
Leasehold improvements	3,210	3,210
Equipment and leasehold improvements, at cost	518,541	514,706
Accumulated depreciation and amortization	(493,836)	(449,414)
	$24,705	$65,292

Depreciation and amortization expense totaled $44,422 and $67,081 for the years ended December 31, 2012 and 2011, respectively.

Included in equipment and software is $219,811 of assets under capital leases, which had accumulated depreciation and amortization of $215,172 and $188,454 as of December 31, 2012 and 2011, respectively.

Note 7 – Other Current Assets

Other current assets consist of the following as of December 31:

	2012	2011

Note receivable	$11,563	$10,435
Prepaid insurance	12,294	—
Prepaid leases	3,936	—
Professional and other costs related to the May 2012 Offering	—	64,060
Prepaid financing costs, net of amortization	—	59,586
Deposit for the acquisition of Merger corporation	—	75,000
	$27,793	$209,081

In 2011, X-Factor deposited $75,000 in escrow for the acquisition of the Company.   In 2012, it was determined that certain individual investors of X-Factor would acquire the Company and the $75,000 deposit in escrow was returned to X-Factor (the "Pre-Merger Acquisition”).  We have incurred professional and other costs in connection with the Merger which are expensed as incurred.

In connection with the May 2012 Offering, the Company prepaid various professional fees.  When the May 2012 Offering was consummated, the Company offset these costs and future direct costs against proceeds from the sale of the stock (see Note 18).

In connection with the Bridge Notes (discussed and defined in Note 12) we paid our investment bankers a fee of 10% of the gross proceeds of the Bridge Notes financing.   The $80,000 fee, with $2,863 of professional fees, was classified as prepaid financing costs and was amortized, using the effective interest method, over the original and amended terms of the Bridge Notes.  In connection with the amendment of the Bridge Notes in February 2012, $30,874 was recognized as a Loss on Modification or Extinguishment of Debt.  In connection with the conversion of certain Bridge Notes upon the closing of the Merger; an additional $16,843 was expensed.

In August 2011, the Company entered into a $10,000 convertible note receivable with a strategic partner which originally matured in August 2012 and bears interest at prime plus 8.00% per annum (11.25% at December 31, 2012 and 2011). Interest is accrued and paid on the maturity date and the note is convertible into common stock of the borrower at the option of the Company.  The Company has extended the maturity date of the note to December 31, 2013.  This strategic partner has developed a kiosk software application that is synergistic with the Company’s digital media platform.

Note 8 – Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2012	2011

Compensation and payroll taxes	$112,506	$17,468
Operating expenses payable	2,630	—
Accounting	—	57,420
Legal	—	55,835
Accrued interest payable	306	316
Travel and related expenses	21,771	7,500
Customer refund	—	16,000
Due to President of the Company	—	9,848
Consulting fees	—	5,000
Other current liabilities	—	3,568
	$137,213	$172,955

Note 9 - Unearned Revenues

Unearned, non-refundable revenues as of December 31, 2012 are expected to be earned during the twelve months ending December 31, 2013.

Note 10 - Line of Credit

The Company has a revolving line of credit in the amount of $100,000 with JPMorgan Chase Bank of which $97,846 and $97,836 was outstanding as of December 31, 2012 and 2011, respectively.  Interest accrues at a defined prime rate plus 0.5% (3.75% at December 31, 2012 and 2011). This line of credit has a secured interest in all business assets, inventory, equipment, accounts receivable, general intangibles, chattel paper, documents, instruments, and letter of credit rights. In addition, the line of credit is personally guaranteed by the President of the Company. There is no maturity date for the line of credit and there are no debt covenants.

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

In connection with the Merger, and as consideration for the amendment to the NJEDA note described above, the Company agreed to issue to NJEDA an additional warrant to acquire 148,942 shares of common stock exercisable as of May 15, 2012, at an exercise price of $0.78 per share with an expiration date of May 15, 2022.  The $31,688 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model, and was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount.

With the closing of the May 2012 Offering, the Company paid NJEDA an additional principal payment of $17,808.     The amended note is subordinated to the aforementioned line of credit and requires the maintenance of various non-financial covenants, such as providing consolidated financial statements and budgets on a timely basis, maintaining records and accounts and making punctual payments.  The holder of the note has a secondary interest in all assets of the Company behind the holder of the Company's line of credit. The note includes certain restrictions that: (1) prevent the Company from initiating any corporate changes through merger or consolidation, (2) prevent the Company from creating or incurring new debt and (3) prevent the Company from paying dividends or distributions or redeeming outstanding stock, without the written consent of the NJEDA.  The note is convertible, at the NJEDA's option, to an equity interest in the Company, the conversion price of which will be based on defined terms of a future equity offering.

In October 2012, the Company and NJEDA amended the note.  The amended note extends the maturity date to August 2016. Interest will continue to accrue at 6% per annum and debt service   will be an agreed upon percentage of the prior year’s revenue which will be paid on July 1st of the following year.  The unpaid balance of the loan will be due on August 1, 2016.  Depending on the amount of revenue, the note could be paid in full prior to August 1, 2016.   As compensation for this modification the Company issued NJEDA warrants to acquire 27,521 shares of its common stock at $0.75 per share (the then determined fair value of the Company’s common stock) with an expiration date of 10 years after the grant date.   Using the Black-Scholes option valuation model, with current pricing information, these warrants have a $6,250 estimated fair value.

The percentages of revenue to be used in the calculation of the debt service payment are as follows:

Debt Service Payment Based on Revenue for the year ending	% of Revenue	Date Debt Service Paid
December 31, 2012	4%	July 1, 2013
December 31, 2013	5%	July 1, 2014
December 31, 2014	6%	July 1, 2015
December 31, 2015	7%	July 1, 2016
	Balloon	August 1, 2016

The amendment of the NJEDA note in October 2012, which extended the maturity date to August 1, 2016, eliminated monthly principal repayments and requires annual principal payments based on a percentage of the prior year’s revenues, significantly changed the cash flows related to the NJEDA note.  To determine the accounting treatment of this modification the Company followed the guidance espoused in FASB ASC Topic 470-50, “Debt – Modifications and Extinguishments” (“ASC 470-50”).   ASC 470-50 requires the Company to determine the present value of the cash flows of the original and revised NJEDA note.  The difference in the present value of the cash flows exceeded 10% and the modification of the NJEDA note was accounted for as an “extinguishment of debt” with the original NJEDA note effectively defeased and the modified NJEDA note treated as a new note.  With the defeasement of the original NJEDA note, the Company expensed any unamortized discount costs related to those notes.  The Company determined that the difference in the present value of the cash flows exceeded the 10% threshold and that the modification of the NJEDA note should be accounted for as an “extinguishment of debt”. The Company recorded a charge for this modification as a Loss on Modification or Extinguishment of Debt of $8,124 in October 2012.

Notes payable consisted of the following as of December 31:

	2012	2011

Notes payable	$337,306	$454,545
Discount	(8,104)	(15,543)
Note payable, net of discount	329,202	439,002
Less: current portion of notes payable, net of discount of $2,256(A)	(24,800)	(161,078)
Notes payable, net of current portion	$304,402	$277,924

(A) With the amendment of the note in October 2012 the Company currently estimates a payment of $27,056 (4% of 2012 revenue) on July 1, 2013.

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

(C)
The Company has two notes payable outstanding to the President of the Company and another officer of the Company. The maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by the Company to the NJEDA has been paid by the Company.  These notes are unsecured and bear interest at 8.50% per annum.  Interest is required to be paid monthly, however, when interest payments have not been paid, the Company and these Related Parties have settled such amounts by issuing additional promissory notes equivalent to the related interest expense.  Unpaid interest of $14,643 and $15,503 was converted to additional promissory notes in the years ended December 31, 2012 and 2011, respectively.  In February 2012 these notes were amended to make them convertible into equity at a conversion rate of $0.595 per share of common stock of the Company.  The Company recorded a charge of $52,329 associated with the amendment in February 2012.  The unpaid principal and interest of these notes amounted to $178,521 and $163,878 as of December 31, 2012 and 2011, respectively.

(D)
The Company has two notes payable outstanding to current stockholders of the Company.  When X-Factor entered into the NJEDA agreements, the Company ceased making principal payments on these notes to be in compliance with the NJEDA note.   These notes were amended in February 2012 and the maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by X-Factor to the NJEDA has been paid.   These notes are unsecured and bear interest at a rate of 8.5% per annum and were initially convertible into equity at a conversion rate of $0.649 per share of common stock.  In February 2012, these notes were amended to make them convertible into equity at a conversion rate of $0.595 per share of common stock of the Company.  The Company recorded a charge of $60,668 associated with the amendment in February 2012.  In addition, beginning in March 2012, interest was paid quarterly in arrears in the form of additional convertible promissory notes.  In August 2012 these stockholders sold $123,427 of these promissory notes to investors and in September 2012 we issued 207,440 shares of our common stock to the investors at a price of $0.595 per share, in exchange for the conversion of those promissory notes along with $856 of accrued interest.   Unpaid interest of $11,224 was converted to additional promissory notes in the year ended December 31, 2012.  The unpaid principal and interest of these notes amounted to $80,770 and $192,974 as of December 31, 2012 and 2011, respectively.  The effective interest rate of these notes was 11.7% in 2012.

Detachable warrants to acquire 48,216 shares common stock of the Company at $0.819 with an expiration date of January 2018 were issued in connection with the above mentioned notes. The $16,346 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.  The $16,346 fair value is classified as a discount of the notes and was expensed, using the effective interest method, over the original terms of the debt.  When the notes were amended in February 2012 the unamortized discount of $841 was expensed to Loss on Modification or Extinguishment of Debt.  The unamortized discount related to these warrants amounted to $0 and $1,188 as of December 31, 2012 and 2011, respectively.

(E)
In 2011, the Company issued promissory notes, each in the principal amount of $25,000, to two stockholders of the Company.  These notes initially matured in three months and bore interest at 10% on any overdue principal.  One note was repaid in 2011 while the maturity date of the other note was amended to the later of August 1, 2014 or such date when all debt owed to the NJEDA has been paid by the Company.   In February 2012, this note was amended to make it convertible into equity at a conversion rate of $0.595 per share of common stock of the Company, with interest to be paid quarterly in arrears in the form of additional convertible promissory notes.  Unpaid interest of $2,150 was converted to additional promissory notes in the year ended December 31, 2012. The Company recorded a charge of $8,299 associated with the amendment in February 2012.  In June 2012, $4,700 due from this investor, which was included in accounts receivable, was offset against this note.  The unpaid principal and interest of this note amounted to $23,389 and $25,938 as of December 31, 2012 and 2011, respectively.

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

(F)
In 2011, the Company raised $800,000 by issuing convertible notes to certain stockholders of the Company (the “Bridge Notes”).  The Bridge Notes bear interest at 6.00% per annum, payable quarterly in arrears, and are convertible at the option of the Company into additional Bridge Notes.  Unpaid interest of $19,932 and $4,906 was converted to additional promissory notes in the years ended December 31, 2012 and 2011, respectively.  Unpaid interest of $864 and $4,906 was converted to additional promissory notes in the years ended December 31, 2012 and 2011, respectively.  The Bridge Notes originally matured on the first anniversary of their issuance ($600,000 of the principal amount) or on August 1, 2014 ($200,000 of the principal amount), or could be prepaid at the Company’s option, and are subordinated to the Company’s NJEDA debt. These notes were amended in February 2012 and the related maturity date of these notes was amended to be the later of: (a) August 1, 2014 or (b) such date when all debt owed to the NJEDA has been paid by the Company.  The Bridge Notes are convertible to an equity interest in the Company using a conversion price which will be based on defined terms of a future equity offering.  In connection with the issuance of the Bridge Notes, for each $100,000 of notes issued, holders of Bridge Notes received 163,182 shares of common stock of the Company (the “Issued Shares”).  As a result of the issuance of the Issued Shares we considered the Bridge Note investors to be Related Parties; $600,000 of the Bridge Notes are convertible into shares of common stock of the Company at the option of the holders, while $200,000 of the Bridge Notes must be converted to equity of the Company in the event of a future equity offerings.  We also paid our investment bankers a fee of 10% of the gross proceeds of the financing. The $80,000 fee was classified as prepaid financing costs and was expensed, using the effective interest method, over the terms of the Bridge Notes and expensed as a component of Loss on Modification or Extinguishment of Debt. Upon the closing of the Merger, $728,049 of Bridge Notes ($700,000 of principal and $28,049 of unpaid interest) was converted into 970,733 shares of common stock of the Company. In August 2012, $105,845 owed for the remaining Bridge Notes ($100,000 of principal and $5,845 of unpaid interest) was repaid.   Principal and accrued interest of these notes amounted to $0 and $813,962 as of December 31, 2012 and 2011, respectively.

We accounted for the issuance of the Bridge Notes and the Issued Shares by allocating the $800,000 of proceeds received to each of the instruments based on their relative fair value.  The fair value of the Issued Shares was based on recent sales of shares of common stock.  Since the redemption amount of the Bridge Notes is convertible into shares of common stock, we recorded the effects of a beneficial conversion feature. The value of the beneficial conversion feature was limited to the proceeds allocated to the Bridge Notes.  The $457,600 value of the Issued Shares and the $342,400 value of the beneficial conversion feature are classified as a discount of the Bridge Notes and was expensed, using the effective interest method, over the terms of the Bridge Notes.   The unamortized discount related to the Issued Shares and beneficial conversion feature amounted to $0 and $581,021 as of December 31, 2012 and 2011, respectively.   The effective interest rate of the Bridge Notes and the beneficial conversion features (adjusted for the amended terms of the maturity date of the Bridge Notes) was approximately 41%.

To determine the accounting treatment of the conversion of the $728,049 of Bridge Notes, the Company followed the guidance espoused in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options”  (“ASC 470-20”).   ASC 470-20 requires that the conversion of the Bridge Notes should be accounted for as an “extinguishment of debt”. The Company recorded a charge for this extinguishment of debt as a Loss on Modification or Extinguishment of Debt of $168,430 in May 2012.

The amendment of the Bridge Notes in February 2012, which extended the maturity date for $600,000 of the Bridge Notes from the first anniversary of their issuance to August 1, 2014, significantly changed the cash flows related to the original and modified Bridge Notes.  To determine the accounting treatment of this modification the Company followed the guidance espoused in ASC 470-50.   ASC 470-50 requires the Company to determine the present value of the cash flows of the original and revised Bridge Notes.  The difference in the present value of the cash flows exceeded 10% and the modification of the Bridge Notes was accounted for as an “extinguishment of debt” with the original Bridge Notes effectively defeased and the modified Bridge Notes treated as a new note.  With the defeasement of the original Bridge Notes, the Company expensed any discounts or prepaid financing costs related to those notes.  The Company determined that the difference in the present value of the cash flows exceeded the 10% threshold and that the modification of the Bridge Notes should be accounted for as an “extinguishment of debt”. The Company recorded a charge for this modification as a Loss on Modification or Extinguishment of Debt of $298,147 in February 2012.

Note payable - Related Parties consisted of the following as of December 31:

	2012	2011
Notes payable – Related Parties	$282,680	$1,196,752
Unamortized discount - Related Parties	-	(582,209)
Notes payable - Related Parties - net of discount	282,680	614,543
Less: current portion	-	-
Notes payable – Related Parties, net of current portion	$282,680	$614,543

Note 13 – Derivative Financial Instruments

The holders of Notes Payable – Related Parties, with $282,680 and $192,974 of principal as of December 31, 2012 and 2011, respectively, have the option to convert the notes to equity at a conversion rate of $0.595 and $0.649 per share of common stock of the Company, respectively. When the notes were issued, the fair value of a share of common stock of the Company was $0.819. The related fair value of the embedded beneficial conversion feature is treated as a derivative liability. The derivative liability is periodically measured as the difference between the conversion price and the then current fair value of a share of common stock multiplied by the number of shares of common stock that will be issued at the conversion price.  Any change in the fair value of a share of common stock or any increase in the notes will cause a change in the derivative liability, which is then recognized in the Consolidated Statement of Operations and Consolidated Balance Sheets.  The amendment of certain Notes Payable – Related Parties in February 2012 to make them convertible into equity at a conversion rate of $0.624 per share of common stock of the Company or to reduce their conversion rate from $0.649 to $0.624, required the recording of the $121,296 fair value of this embedded beneficial conversion feature.  The $39,130 derivative liability as of December 31, 2011 was reclassified to Consolidated Statements of Stockholders' Deficit when the related notes were amended in February 2012.  The conversion of certain Notes Payable – Related Parties in August 2012 caused the $123,823 derivative liability related to those notes to be reclassified to the Consolidated Statements of Stockholders' Deficit.   For the purposes of calculating the derivative liability we used the stock price of $0.75 as quoted on the Over-the-Counter Bulletin Board for December 31, 2012 and $0.78 based on related private sales of the Company’s common stock as of December 31, 2011.

In 2012, the Company issued 605,203 warrants to the Placement Agent (428,740  with a three year term) and NJEDA (176,463 with a ten year term) that contain a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At December 31, 2012 the Company evaluated the fair value of the warrants using a valuation model and the net difference was not significant between their previous periods’ carrying values and their current fair values on December 31, 2012.

Pursuant to the requirements of ASC Topic 820, the Company has provided fair value disclosure information for relevant assets and liabilities in the accompanying financial statements.  The following summarizes liabilities which have been accounted for at fair value on a recurring basis as of December 31, 2012 and 2011, along with the bases for the determination of fair value:

	Quoted Prices	Observable	Unobservable
	In Active	Measurement	Measurement
	Markets	Criteria	Criteria	Total
December 31, 2012:
Derivative instruments (A )	—	—	$(165,640)	$(165,640)

December 31, 2011:
Derivative instruments (A )	—	—	$(39,130)	$(39,130)

Note (A) – Embedded beneficial conversion feature.

The changes in Level 3 instruments, which are comprised of the embedded conversion feature included in the notes, are measured on a recurring basis for the years ended December 31 and are presented below:

	2012	2011
Derivative financial instruments, beginning of year	$39,130	$39,130
Cancellation of derivative – reclassified to stockholders’ deficit	(39,130)	—
Recognition of beneficial conversion feature of notes
after modification of debt (recognized in the results of operations)	121,296	—
Recognition of beneficial conversion feature of warrants issued with anti-dilution feature	92,000	—
Conversion of notes payable resulting in cancellation of
derivative – reclassified to stockholders’ deficit	(123,823)	—
Change in fair value of derivative financial instruments (recognized in
the results of operations)	76,167	—
Derivative financial instruments, end of year	$165,640	$39,130

Note 14 – Interest Expense

The components of interest expense for the years ended December 31 are presented below:

	2012	2011

Notes payable – Related Parties	$51,332	$47,404
Notes payable - Related Parties – discount amortization	131,171	245,528
Note payable – NJEDA	23,255	28,569
Note payable - NJEDA – discount amortization	7,983	13,584
Amortization of prepaid financing costs	11,869	23,277
Obligations under capital leases	2,903	5,491
Line of credit	3,730	3,719
Other interest expense	15,952	6,353
	$248,195	$373,925

Note 15 - Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and revenues. The following are the percentages for those customers that exceeded 10% of either net accounts receivable as of December 31, 2012 and 2011 and revenue for the years then ended:

	Accounts Receivable, net		Revenue
	2012	2011	2012	2011
Customer A	—	—	—	23%
Customer B	16%	5%	22%	2%
Customer C	32%	—	4%	—
Customer D	—	—	7%	13%
Customer E	—	14%	15%	4%
Customer F	—	30%	—	8%
Customer G	—	25%	—	6%
Customer H	25%	4%	15%	10%
	73%	78%	63%	66%

Note 16 - Stock Option Plans

Prior to the Merger, X-Factor approved the 2006 Long-Term Incentive Plan (the "2006 Plan") and the 2010 Long-Term Incentive Plan (the "2010 Plan"). These plans provided for the granting of options to purchase a share of common stock in X-Factor to individuals selected by X-Factor's managing member.  Awards under the these plans consist of a specified number of options awarded subject to the satisfaction of various vesting conditions specified by X-Factor at the time of the award.  Awards have been granted to employees, consultants and investors.  With the Merger, no additional grants may be made from these plans and the options are exercisable into shares of common stock of the Company.

In August 2012 the Company’s Board of Directors approved a 2012 Long-Term Incentive Plan (the "2012 Plan").  This plan reserved 5,000,000 shares of the Company’s common stock to be used for the purpose of making awards under the 2012 Plan.   Options granted under the 2012 Plan to employees are non-statutory stock options unless the plan is approved by the stockholders of the Company by August 2013, in which case the grants will be incentive stock options.  Options granted under the 2012 Plan to consultants are non-statutory stock options.  There are 1,364,172 options available for granting under the 2012 Plan as of December 31, 2012.

The exercise price of a grant was established by the Company at its discretion, but could not be less than the fair value, as determined through historical transactions or an annual valuation, of a share of common stock as of the date of grant. Common stock options, subject to certain restrictions, may be exercisable for a defined period of time from the date of the grant after full vesting occurs. Upon termination of employment any unvested options are immediately cancelled, while vested options are exercisable for a defined period. Upon cessation of services performed by consultants any unvested options are immediately cancelled, while vested options are exercisable until the expiration of the option term. The vesting period for awards was established by the Company at its discretion on the date of grant. The various grants can vest immediately upon issuance or up to three years after the grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average activity and assumptions during the year ended December 31, 2012 (there were no options granted in 2011):

Number of options granted	3,710,828
Exercise price	$0.762
Risk-free interest rate	1.2%
Expected lives in years	6.7
Expected volatility	26.7%
Expected dividend yields	None
Fair value of common stock	$0.75
Fair value per option	$0.220
Fair value of options granted	$816,382

Prior to the Merger, the Company’s common stock was not traded and since the Merger the Company’s common stock had a limited number of trades.  As a result, the Company calculated expected volatility for an equity-based grant based on the Standard & Poor’s North American Technology Software Index during the period immediately preceding the grant that is equal in length to the expected term of the grant. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants, with terms approximating the expected period of the grants. The assumptions used in the Black-Scholes option valuation model are inherently highly subjective, and can materially affect the resulting valuation.

Other Option Information

A summary of options granted, exercised, forfeited and outstanding as of and for the years ended December 31, 2012 and 2011, which as a result of the Merger are convertible into common shares of common stock of the Company, is presented below:

	Outstanding		Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	Of	Exercise
	Options	Price	Options	Price

Outstanding, January 1, 2011	2,528,929	$0.618	1,695,113	$0.859
Granted	—	—
Forfeited or expired	(367,009)	0.703
December 31, 2011	2,161,920	$0.579	2,161,920	$0.579
Granted	3,710,828	0.762
Forfeited or expired	(272,158)	0.793
December 31, 2012	5,600,590	$0.689	4,414,828	$0.671

Additional information as of December 31, 2012, with respect to all outstanding options:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Range of Price	Options	Life (In Years)	Price	Options	Price

$0.364	1,134,499	4.0	$0.364	1,134,499	$0.364
0.659 – 0.780	3,253,657	9.4	0.745	2,217,895	0.742
0.825 – 0.865	1,212,434	8.5	0.846	1,062,434	0.849
0.364 – 0.865	5,600,590	8.1	0.689	4,414,828	0.671

A summary of nonvested options as of and changes during the years ended December 31, 2012 and 2011, is presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding, January 1, 2011	1,144,651	$0.618
Granted	—	—
Vested	(805,729)	—
Forfeited or expired	(338,922)	0.703
December 31, 2011	—	—
Granted	3,710,828	0.762
Vested	(2,450,066)	0.763
Forfeited or expired	(75,000)	0.750
December 31, 2012	1,185,762	0.759

No compensation costs were capitalized as part of the cost of any asset.

Of the options granted in 2012, 1,576,000 vested on the date of the grant for bonuses to certain employees for rewarding them for their activities in the Merger and Offerings and for certain strategic consultants who were engaged in the third quarter.  The related compensation expense of these grants was $340,569.

The non-cash compensation expense related to these options was allocated as follows for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011

Salaries and fringe benefits	$239,312	$37,664
General and administrative	274,435	34,634
	$513,747	$72,298

There is $278,154 of additional compensation expense related to these options, assuming that the options vest, to be recognized as of December 31, 2012 over the next two years.

Note 17 - Warrants

A summary of warrants granted, exercised, forfeited and outstanding as of, and for the years ended December 31, 2012 and 2011, which as a result of the Merger are convertible into common shares of common stock of the Company, is presented below (all warrants are exercisable upon date of grant):

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding, January 1, 2011	358,911	$0.643
Granted	653,846	0.002
Forfeited or expired	—	—
December 31, 2011	1,012,757	0.229
Granted	776,018	0.765
Forfeited or expired	—	—
December 31, 2012	1,788,775	0.461

Warrants with Anti-Dilution Features

At December 31, 2012, there were 605,203 warrants outstanding that contain a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At December 31, 2012 the Company evaluated the fair value of the warrants using a binomial valuation model and the net difference was not significant between their initial carrying values and their fair values on December 31, 2012.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average activity and assumptions during the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011

Number of warrants granted	776,018	653,846
Exercise price	$0.765	$0.002
Risk-free interest rate	0.7%	2.4%
Expected lives in years	4.4	7.0
Expected volatility	25.4%	24.5%
Expected dividend yields	None	None
Fair value of common stock	$0.760	$0.780
Fair value per warrant	$0.169	$0.779
Fair value of warrants granted	$131,147	$509,346

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

Additional information as of December 31, 2012, with respect to all outstanding warrants:

	Outstanding
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Range of Price	Warrants	Life (In Years)	Price

$0.002	743,939	8.3	$0.002
0.764	835,466	3.7	0.764
0.888	209,370	5.6	0.888
0.002 – 0.888	1,788,775	5.9	0.461

The non-cash compensation expense related to warrants was allocated as follows for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011

Salaries and fringe benefits	$—	$—
General and administrative	16,204	484,868
	16,204	484,868
Loss on modification or extinguishment of debt	8,156	—
Interest expense – amortization of warrants	7,441	38,791
	$31,801	$523,659

There is no additional compensation expense related to these warrants to be recognized as of December 31, 2012 (excluding the $5,842 of amortization of warrants to debt holders).

Note 18 – Offerings

In May and August, 2012, in connection with the May 2012 Offering, we issued an aggregate of 2,883,333 shares of our common stock at a price of $0.75 per share, for gross proceeds of $2,162,500.  We issued an aggregate of 1,010,732 shares of our common stock at a price of $0.75 per share, in exchange for the conversion of certain outstanding convertible promissory notes of X-Factor in an aggregate principal amount of $758,049.  In addition, as an inducement to consummate the Merger, those certain stockholders who acquired control of the Company (the "Controlling Stockholders") in connection with the Pre-Merger Acquisition agreed to transfer an aggregate of 656,667 shares of common stock to the Placement Agent on behalf of the Company as partial compensation to the Placement Agent in connection with the May 2012 Offering. The Controlling Stockholders retained 393,333 shares of common stock acquired in connection with the Pre-Merger Acquisition.

In December 2012, we issued an aggregate of 250,000 shares of our common stock at a price of $0.80 per share and warrants to acquire 125,000 shares of common stock at an exercise price of $0.90, with an expiration date of December 2017, for gross proceeds of $200,000. The $14,125 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount.

The following is a summary of the shares issued and amounts raised or converted in 2012:

		Transaction
	Shares	Amount
Shares sold pursuant to subscription agreements	3,133,333	$2,362,500
Conversion of convertible promissory notes	1,218,173	881,478
Controlling Stockholders’ investment	393,333	295,000
	4,744,839	$3,538,978

The following is a summary of the cash and equity-based compensation costs of the Offerings:

		Cost or
	Shares	Valued at
Cash costs:
Placement Agent 10% fee of proceeds	—	$341,555
Legal fees	—	134,861
Placement Agent travel costs	—	16,000
Other costs	—	3,595
Total cash costs	—	496,011

Equity-based compensation:
Shares issued at closing of May 2012 Offering (Note A)	932,392	699,294
Shares transferred from Controlling Stockholders (Note A)	656,667	492,500
Warrants issued to Placement Agent (Note B)	453,740	57,922
Warrants issued to investors in December 2012 Offering (Note C)	125,000	19,300
Potential shares to be issued for the December 2012 Offering (Note D)	—	—
Total equity-based compensation	2,167,799	1,269,016
Total costs	2,167,799	$1,765,027

Note A – in connection with the May 2012 Offering the Placement Agent received shares of common stock resulting in a total ownership percentage of the Company’s then outstanding equity equal to 9.9%.  In addition to the 1,589,059 shares of common stock due to the Placement Agent as compensation in the May 2012 Offering (the “Placement Agent Shares”) the Placement Agent’s owns an additional 69,933 common shares.  The Company issued 932,392 shares to the Placement Agent and the Controlling Stockholders agreed to transfer an additional 656,667 shares to the Placement Agent.   The $699,294 and $492,500 fair value of these shares issued as compensation is based on a stock price of $0.75 per share.  For accounting purposes the Company treats the 656,667 transferred shares as having been “cancelled” in the Merger and then “reissued” by the Company.

Note B – the Placement Agent received warrants equal to 10% of the shares issued in the Offerings.  The warrants issued in connection with the May 2012 Offering had an exercise price of $0.75 per share and a three year term.  The warrants issued in December 2012 had an exercise price of $0.90 per share and a five year term. Therefore, warrants to acquire 428,740 shares at $0.75 with expiration dates from May 2015 through August 2015 were issued in connection with the May 2012 Offering and warrants to acquire 25,000 shares at $0.90 with expiration date of December 2017 were issued in December 2012.   The $57,922 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

Note C – the investors that purchased shares in December 2012 received warrants equal to 50% of the shares issued in the Offerings.  The warrants issued in connection with the December 2012 Offering had an exercise price of $0.90 per share and a five year term. Therefore, warrants to acquire 125,000 shares at $0.90 with expiration date of December 2017 were issued in connection with the December 2012 Offering.   The $19,300 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

Note D – the Placement Agent has the potential to receive shares of common stock based on the total amount raised in the December 2012 Offering. The Placement Agent will receive these shares if the gross proceeds of the December 2012 Offering equal or exceed $1,000,000, as additional compensation, 250,000 shares of common stock of the Company and, if the gross proceeds of the Offering are between $1,000,001 and $2,000,000, .25 shares of common stock of the Company for each $1.00 raised in gross proceeds in excess of $1,000,000, up to a maximum of 250,000 additional shares, for a total of 500,000 potential shares of common stock.   If the Placement Agent receives these shares their value will be charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount.

The $496,011 of cash costs of the Offerings were charged to Additional Paid-in Capital.  The $1,269,016 of equity-based compensation costs, related to shares and warrants issued to the Placement Agent and investors, was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount.

To eliminate the liquidation preference of the preferred membership units we issued 1,357,203 shares of common stock which had a fair value of $1,017,902 based on the $0.75 price per common share in the May 2012 Offering.  We agreed to issue to the NJEDA, as an inducement to eliminate the liquidation preference in connection with a warrant issued by X-Factor, an additional warrant to purchase, for a period of 10 years from the Effective Time, 148,942 shares of our common stock.   The $29,669 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.  The $1,047,571 fair value related to shares and warrants issued to eliminate the liquidation preferences was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount less the $136 par value of the 1,357,203 issued shares of common stock was credited to common stock.

Note 19 - Commitments and Contingencies

Lease Commitments

The Company leases equipment under a non-cancelable lease arrangement at an interest rate of 17.6% per annum.  The Company also leases its primary office facility from a Related Party under a non-cancelable operating lease that expired on February 28, 2011.  Upon the expiration of the original term, the lease term was modified to provide for the facility rental on a month-to-month basis.  Rent expense totaled $21,600 and $19,500 for the years ended December 31, 2012 and 2011, respectively.

The future minimum payments for the capital lease as of December 31, 2012 are as follows:

Total future minimum lease payments in 2013	$11,663
Amount representing interest	(958)
Present value of future minimum lease payments	10,705
Less: current portion	10,705
Lease obligations, net of current portion	$—

Placement Agent Agreement

In December 2012 the Company entered into an Investment Banking Agreement with its Placement Agent, pursuant to which the Company is obligated to pay the Placement Agent a monthly retainer of $5,000.    The Placement Agent will receive 10% of the gross proceeds raised in the December 2012 Offerings, 10% warrant coverage with an exercise price equal to the price of any warrants granted in the December 2012 Offering.   The Placement Agent has the potential to receive shares of common stock based on the total amount raised in the December 2012 Offering. The Placement Agent will receive if the gross proceeds of the December 2012 Offering equal or exceed $1,000,000, as additional compensation, 250,000 shares of common stock of the Company and, if the gross proceeds of the Offering are between $1,000,001 and $2,000,000, .25 shares of common stock of the Company for each $1.00 raised in gross proceeds in excess of $1,000,000, up to a maximum of 250,000 additional shares, for a total of 500,000 potential shares of common stock.   The initial term of this agreement is for three months and may be extended by the Company for an additional three month term and the agreement shall continue on a month to month basis.  Either the Company or the placement Agent may cancel this agreement upon thirty days notice.  For a year following the cancellation of the agreement the Company will still be obligated to pay fees for any leads introduced by the Placement Agent for financing, investors, or acquisitions.

In June 2011 the Company entered into an Investment Banking Agreement with its Placement Agent, pursuant to which the Company was obligated to pay the Placement Agent a monthly retainer of $5,000.  This agreement was cancelled by the Company in August 2012 upon completion of the Offerings.  But for two years following the cancellation of the agreement the Company will still be obligated to pay fees for any leads introduced by the Placement Agent for financing, investors, or acquisitions.  For arranging financing for the Company, the Placement Agent received 10% of the gross proceeds raised in the Offerings, 10% warrant coverage with an exercise price equal to the effective price of the equity securities sold or, in the case of publicly traded equity securities, the closing stock bid on the date the transaction closes and common equities resulting in a total ownership percentage of the Company’s then outstanding equity equal to 9.9%.

Sales Agreement

In August 2012 the Company entered into a sales agreement with an individual who was granted options to purchase 335,000 shares of common stock that will vest upon the attainment of certain sales goals by December 31, 2013. Options not vested will expire on that date.

Software Development Agreement

In April 2012 the Company entered into Software Development Agreements with two individuals with a minimum fee commitment of approximately $21,000.  As of December 31, 2012 no services have been provided under these agreements. In addition, upon the completion of the software development projects options to purchase 370,000 shares of common stock that were granted to these individuals will vest.

Note 20 - Subsequent Events

Management evaluated subsequent events through the date that the Company's consolidated financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these consolidated financial statements were issued, other than the following:

Additional amounts raised in December 2012 Offering

In connection with the December 2012 Offering efforts, we issued in the first quarter of 2013 an aggregate of 418,750 shares of our common stock at a price of $0.80 per share, for gross proceeds of $335,000.   The purchasers also received warrants to acquire 209,375 shares at $0.90 with a five year term in connection with this raise.  The Placement Agent received $33,500 (10% of the gross proceeds) and warrants to acquire 41,875 shares at $0.90 with a five year term were issued in connection with this raise.

Common shares issued to Attorney

In April 2013, the Company issued 120,000 shares of common stock to an attorney in settlement of $90,000 of our payable to them ($174,139 payable as of December 31, 2012).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 21, 2012, the Company dismissed Stan J.H. Lee as its independent registered public accounting firm following the change in control of the Company at the completion of the Merger.  The decision to change accountants was approved and ratified by the Company’s Board of Directors.  The report of Stan J.H. Lee on the financial statements of the Company for the fiscal year ended March 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to the Company’s ability to continue as a going concern.  Additionally, during the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements with Stan J.H. Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Upon the closing of the Merger, the Company changed its fiscal year end from March 31 to December 31.

While Stan J.H. Lee was engaged by the Company, there were no disagreements with Stan J.H. Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of Stan J.H. Lee would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for the fiscal years ended December 31, 2011 and 2012.

The Company engaged WithumSmith + Brown, PC as the Company’s independent registered public accounting firm as of May 21, 2012.  WithumSmith + Brown, PC is, and has been, X-Factor’s independent registered public accounting firm since 2012 and prior to the Merger, its independent auditor. There are no and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective in providing reasonable assurance of compliance, due largely to the ineffectiveness of our internal controls and procedures resulting from the limited number of Company personnel and the inherent limitations on the segregation of duties and supervisory reviews and the ability to produce timely filings.

However, the Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheet as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ and members’ deficit, and cash flows for the years then ended in conformity with U. S. generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the Chief Executive Officer and principal Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.   In making this assessment, we used the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in  Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act  (“SOX”).  Based on this assessment we concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was ineffective due to the limited number of Company personnel and the inherent limitations on the segregation of duties and supervisory reviews which results in limited resources to identify, address and review complex accounting and financial reporting matters.

While the Company has identified the material weakness described above, and believes it will need to expand staffing and perhaps engage additional third parties to provide ongoing technical advice and continue to improve reconciliation and review procedures, it will not be able to do so without additional funding or other financial resources. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies.

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly presents our financial position, results of operations and cash flows for the fiscal year ending December 31, 2012 in all material respect. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Holdings has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2012 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position	Officer/Director Since

Charles Saracino	56	Chief Executive Officer, President, Secretary and Chairman of the Board	May 15, 2012
Edwin F. Heinen	61	Interim Chief Financial Officer	May 15, 2012
Jeffrey Singman	49	Chief Marketing & Sales Officer	May 15, 2012
Ken Makow	46	Chief Technology Officer	May 15, 2012
Brian Watts	61	Chief Information Officer	May 15, 2012
Jim Morris	54	Director	May 15, 2012
Louis Siracusano	46	Director	May 15, 2012

Background

The following is a brief summary of the background of each of our directors and executive officers.

Charles Saracino, President, CEO and Chairman of the Board.  Mr. Saracino’s entrepreneurial career of 26 years has spanned television, corporate and Internet broadcast services as well as digital media software and creative services.  Mr. Saracino has served as the President and Chief Executive Officer of X-Factor, LLC since its founding in May 2005.  X-Factor LLC was formed as a spin-off from Intellispace Inc., an Internet service provider where Mr. Saracino served as VP and General Manager of Intellispace’s newly formed Media Services division from October 2003 to the founding of X-Factor LLC in May 2005.  Prior to joining Intellispace Inc, Mr. Saracino founded MediaOnDemand.com ("MOD") in 1992 and led the company as its President and Chief Executive Officer from inception to 2002 when the company was sold to a public company, Visual Data Corp of Pompano Beach, Florida.  Prior to founding MOD in 1992, Mr. Saracino co-founded Waterfront Communications Corp. (WCC) and served as its Executive Vice President/General Manager from 1985 to 1992.  Mr. Saracino was instrumental in creating the first successful switched video broadcast network to incorporate fiber optic, satellite and microwave technologies.  Following the sale of Waterfront to Video Services Corporation ("VSC") in 1989, until 1992 Mr. Saracino was retained under contract with VSC as General Manager and to manage new business development.  Mr. Saracino’s past service with X-Factor LLC and his experience in the digital media software and creative services market led to the conclusion that he should serve as a director.

Edwin Heinen, Interim Chief Financial Officer.  Until a permanent Chief Financial Officer is hired, Mr. Heinen has agreed to serve as the Company's Interim Chief Financial Officer.  Mr. Heinen has assisted X-Factor LLC since September 2011 providing accounting and financial services.  Prior to joining X-Factor LLC, from December 2010 through March 2011, Mr. Heinen assisted in the transition of his Chief Financial Officer responsibilities to the new Chief Financial Officer of Glowpoint, Inc., a video conferencing company.  From April 2006 to December 2010, Mr. Heinen served as the Chief Financial Officer and Executive Vice President of Glowpoint, Inc., and prior to that served as Controller of Glowpoint, Inc. from March 2005. Prior to that, Mr. Heinen served in senior financial executive positions with responsibility for accounting, auditing, treasury, analysis, budgeting, and SEC, financial and tax reporting.  He became a Certified Public Accountant while working for Deloitte LLP from January 1979 to January 1984. Mr. Heinen received a B.S. in Business Administration from Cornell University and an M.B.A in Finance from the University of Detroit.

Jeffrey Singman, Chief Marketing & Sales Officer.  Mr. Singman was appointed to serve as the Company's Chief Marketing & Sales Officer upon the completion of the Merger.  Mr. Singman has consulted with X-Factor LLC since its inception and is responsible for the business development, sales operations and product strategy for X-Factor LLC.  Prior to joining X-Factor LLC, Mr. Singman was the President of Tri-Mil Consulting, Inc. from January 2009 to 2011, a consultancy group that works with corporations and investment banking firms providing expertise in technology, networking, product development, operations, sales and marketing.  From May 2008 to January 2009, Mr. Singman served as General Manager for Bright Sky Holdings, a technology incubator in the digital media industry.  From June 2006 to May 2008, Mr. Singman served as North American General Manager for IP Trade, an IP telephony company focused on the financial industry.  Mr. Singman served as Senior Vice President of Operations and Logistics for Lucid Security, an intrusion prevention company, from April 2004 to June 2006, which was later sold.  From June 2002 to April 2004, Mr. Singman served as Senior Vice President of Product Management for Moneyline Networks, Inc., an OEP, Bank One Company.  From June 2000 to May 2002, Mr. Singman served as VP & General Manager of Conferencing at Global Crossing, a 650 person standalone business unit with $170 million in annual revenues.  In addition, Mr. Singman had overall product responsibility for Global Crossing’s Media & Entertainment initiatives.  Prior to leading the Global Crossing conferencing business, Mr. Singman held the position of Director of Engineering and Strategic Development at NBC/GE from January 1985 to January 1999.  During his 14-year tenure at NBC/GE, he had overall responsibility for NBC’s worldwide production voice, data digital video initiatives and security services. Mr. Singman has also been a consultant for GE Capital Equity Group and Rainmaker Capital providing investment strategy, execution, corporate development and operations optimization services.

Ken Makow, Chief Technology Officer. Mr. Makow was appointed to serve as the Company's Chief Technology Officer upon the completion of the Merger.  Prior to becoming X-Factor’s Director of Strategy and Technology in July of 2006, he was an independent consultant working to build out the global streaming media multicast system and Webcasting workflow for Credit Suisse in New York.  Prior to that he was Webcast Program Manager/Streaming & Digital Media Specialist for Unisys Corporation from November 2003 through November 2005 designing and deploying a global multicast infrastructure for live company broadcasts for over 36,000 employees.  Mr. Makow was also the Web Development Manager for TalkPoint Communications LLC from January 2001 through November 2003 where he developed a broad range of Webcasts, including SEC compliant virtual “road shows” and Regulation FD compliant investor conferences for nearly every major investment bank.  He also developed Webcasts for drug launches and doctor training for Bristol Myers Squibb, live event Webcasts for Ernst and Young LLP, and live, company-wide, online meetings for McDonalds.  Mr. Makow also served as the Director of Production for FortuneCity.com from April 2000 to January 2001 where he managed the worldwide client-side programming and software development workflow for three English language sites and eight other native language sites in the network.  Early in his career, he was an Independent Artist and Repertoire Consultant and the Founder of Shark Entertainment where he discovered, nurtured and managed major label recording artists including Trixter, selling nearly one million records in 1991, which was MCA’s first RIAA certified gold rock debut since 1984.

Brian Watts, Chief Information Officer.  Mr. Watts was appointed as the Company's Chief Information Officer upon the completion of the Merger.  Mr. Watts has been a serial entrepreneur over the past 20 years, creating database software that was sold in Europe and in Japan (1991); providing an International Trade Database system to the United Nations (1992), and founding New York Internet Center (1996) where he spearheaded a number of firsts in the industry, including the streaming of the world's first live boxing match over the Internet (1997).  He has a graduate degree in Computer Science from Rhodes University, an MBA from Thunderbird School of Global Management and a Ph.D. in Experimental Psychology from New York University.  Mr. Watts was as Senior Researcher at The University of South Africa from 1981 to 1983. In September 1983, Mr. Watts entered the PhD Experimental Psychology Program at New York University.  In 1989, Mr. Watts was engaged by Elsevier Science Publishers (Netherlands) to create a database software product for sale in Europe and Japan.  For this purpose, he created ‘BiB/Search Software’ (an LLC) during that year.  He formed World Trade Markets in 1992, which developed an International Trade Database CDROM product that was used by the United Nations.  In 1996, Mr. Watts created New York Internet Center (NYIC) as a Partnership with Computer Educational Services with a focus on Internet Training and Internet applications development.  In 1997, Mr. Watts took control of NYIC, serving as its CEO until 2005, at which time he commenced the Executive MBA program at Thunderbird School of Global Management.  From 1997 until June 2012 when he became an employee, Mr. Watts had been working as a consultant.

Jim Morris, Director.  Mr. Morris was appointed as a director of the Company upon the completion of the Merger.  Mr. Morris is a Principal in CCI Partners, a project development firm focused on infrastructure and real estate finance.  Previously he served as Managing Partner and Co-Founder of Rose Rock Infrastructure, an infrastructure finance company focused on a variety of projects in China; Managing Director and Co-Founder of Sandstone Energy Finance, a renewable energy financial advisory firm; Managing Director of Ancora Capital, a distressed investment fund, and Managing Director of WallerSutton Capital, a technology investment fund.  He has 30 years of corporate finance experience in operating companies, commercial and investment banks, and private equity funds, with a focus on media, communications and technology investments..  Mr. Morris' experience in the areas of finance, corporate development and strategic planning led to the conclusion that he should serve as a director.

Louis Siracusano, Director.  Mr. Siracusano was appointed as a director of the Company upon the completion of the Merger.  Mr. Siracusano is a seasoned entrepreneur and business operator with over 25 years of experience in the media production and technology industries. Mr. Siracusano founded VideoBank in 1997 and serves as its President.  VideoBank is a leading content management systems company that services large government and media customers including US Army, US Airforce, Nascar and National Geographic. Mr. Siracusano manages the overall aspects of VideoBank's business and operations.  Mr. Siracusano's experience in the development and management of businesses in the technology and media production industries led to the conclusion that he should serve as a director.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Charles Saracino Jim Morris Ed Heinen Ken Makow Goldhill Associates Luis Siracusano Jeff Singman Brian Watts	1 1 1 2 1 1 1 1	Form 4 Form 4 Form 4 Form 3, Form 4 Form 3 Form 4 Form 4 Form 4

Code of Ethics

On May 8, 2012, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 2012. Requests for copies of the Code of Ethics should be sent in writing to X-Factor Communications Holdings, Inc., Attention: President, 3 Empire Blvd., 5th Floor, South Hackensack, New Jersey 07606.

Nominating Committee

The Company's Board of Directors acts as the nominating committee. The Company has not adopted any charter, policy or procedure for security holders to submit recommendations or nominations to our Board of Directors. Furthermore, the Company does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are more advanced.

Audit Committee

The Company's Board of Directors acts as the audit committee

Item 11. Executive Compensation.

The table set forth below summarizes for certain of our officers (the "Named Executive Officers") the compensation paid, accrued or granted by X-Factor during or with respect to the two years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary (3)	Bonus		Option Awards (1)	All Other Compensation (2)	Total
Charles Saracino,	2012	$155,562	$	---	$87,523	$3,300	$246,385
Chief Executive Officer and President	2011	112,083		---	12,346	6,600	131,029

Edwin Heinen,	2012	155,723		---	81,323	---	237,046
Interim Chief Financial Officer	2011	57,420		---	---	---	57,420

Kenneth Makow,	2012	135,583		---	76,417	6,050	218,050
Chief Technology Officer	2011	111,250		---	12,346	---	123,596

Jeffrey Singman,	2012	152,500		30,000	41,532	---	224,032
Chief Marketing and Sales Officer	2011	57,500		---	98,776	---	156,276

Brian Watts,	2012	109,375		---	49,582	---	158,957
Chief Information Officer	2011	35,500		---	25,926	---	61,426

(1)
These amounts represent the aggregate grant date fair value for option and warrant awards for years ending December 31, 2012 and 2011, respectively, computed in accordance with FASB ASC Topic718.  Please see Notes 16 and 17 to X-Factor’s audited financial statements for the assumptions used in determining the aggregate grant date fair value.

(2)	These amounts represent a vehicle allowance for the officer.
(3)	As of the date of this report, a portion of the accrued 2012 salary shown above for Saracino ($10,374), Heinen ($36,833), Makow ($3,675), Singman ($4,650) and Watts ($3,750) remains unpaid.

Discussion of Compensation

Our compensation program for Named Executive Officers consists of the following three components:

●	base salary;

●	bonuses; and

●	awards of restricted stock, stock options and stock warrants.

We believe that a combination of cash and common stock or options or warrants will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.

In setting the compensation for our Named Executive Officers our board of directors looked primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual.  During the current fiscal year, we expect the salaries of our Named Executive Officers to remain relatively constant unless the person’s responsibilities are materially changed.

Bonuses are used to reward exceptional performance, either by the individual or by the company.  Bonuses are discretionary.  There is no single method of computing bonuses.  The board of directors may use any criteria to determine the amount of a bonus.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of  April 30, 2013 by each of the following:

●	each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially more than 5% of the common stock;

●	each of our executive officers;

●	each of our directors and director nominees; and

●	all of our directors and executive officers as a group.

The amounts and percentages are based on 17,277,434 common stock shares issued, as of March 31, 2013. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name and Address of Beneficial Owners (1)	Number of Shares Owned (2)	Percentage of Outstanding Shares
Executive Officers and Directors:
Charles Saracino (3) Chief Executive Officer and President	4,230,635	22.7%
Jim Morris (4) Director	1,000,287	5.6%
Louis Siracusano (5) Director	45,000	*
Jeffrey Singman (6) Chief Marketing and Sales Officer	736,934	4.1%
Edwin Heinen (7) Interim Chief Financial Officer	350,000	2.0%
Ken Makow (8) Chief Technology Officer	1.035,007	5.8%
Brian Watts (9) Chief Information Officer	224,942	1.3%
All directors and executive officers as a group (7 people)	7,622,805	36.1%
5% Owners:
Goldhill Associates, Witch Hollow, Ashridge Park, Little Gaddesden, Berkhamstead, Hertfordshire, HP4 1NT, UK (10)	1,755,362	10.2%
Peter Quigley, Ch Des Cuttemers, 2 Founex, Switzerland, 1297 (11)	1,019,051	5.9%

* Less than 1%

(1)	Unless otherwise noted, the address of each listed person is c/o X-Factor Communications LLC, 3 Empire Boulevard, 5th Floor, Hackensack, NJ 07606

(2)	Unless indicated by footnote, the named persons have sole voting and investment power with respect to the common stock beneficially owned.

(3)
Includes 1,203,579 options that are presently exercisable or exercisable within 60 days and 125,183 common shares issuable upon the conversion of the principal amount of a convertible promissory note.  Additional shares will be issued for any accrued and unpaid interest.

(4)	Includes 651,369 options and warrants that are presently exercisable or exercisable within 60 days.

(5)	Includes 45,000 options that are presently exercisable or exercisable within 60 days.

(6)	Includes 736,934 options and warrants that are presently exercisable or exercisable within 60 days.

(7)	Includes 350,000 options that are presently exercisable or exercisable within 60 days.

(8)
Includes 325,000 options that are presently exercisable or exercisable within 60 days and 178,976 common shares issuable upon the conversion of the principal amount of a convertible promissory note.  Additional shares will be issued for any accrued and unpaid interest.

(9)	Includes 224,942 options and warrants that are presently exercisable or exercisable within 60 days.

(10)
Mr. Michael Gold is the sole principal of Goldhill Associates and has sole voting and dispositive powers with respect to the securities of the Company owned by Gold Hill Associates and therefore may be deemed to be a beneficial owner of such securities.

(11)	Includes 125,000 warrants that are presently exercisable or exercisable within 60 days.

Change in Control

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of our company.  For example, the authorization of undesignated preferred stock in our certificate of incorporation makes it possible for the board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.  Furthermore our bylaws provide that only our directors, or an officer instructed to do so by our directors, may call an annual or special meeting of our stockholders.  These and other provisions may have the effect of deferring hostile takeovers or delaying changes in control or management.  The amendment of any of these provisions would require approval by holders of at least a majority of our outstanding common stock.

Item 13. Certain Relationships and Related Transactions.

Described below are transactions or series of transactions that occurred from January 1, 2011 through the date of this report (the “Period Reported”) between X-Factor and its executive officers, directors or the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

Charles Saracino and Kenneth Makow

On February 5, 2009 Charles Saracino, our Chief Executive Officer and a director, and Kenneth Makow, our Chief Technology Officer, assigned all of their right, title and interest in and to both the invention and the patent application covering the Dynamic Digital Signage, Customer Content Control Portal and Management System to X-Factor for no consideration.

On July 26, 2005, Charles Saracino agreed to loan X-Factor up to $100,000 pursuant to the terms of a Secured Loan Agreement.  Loans made pursuant to the Secured Loan Agreement accrued interest at the rate of 8% per annum, compounded annually, and were due to be repaid on December 31, 2005.  Mr. Saracino loaned X-Factor a total of $55,000 pursuant to the Secured Loan Agreement.  During the Period Reported, the largest aggregate principal amount owed on the loans was $55,000.  There were no payments of principal and interest made during the Period Reported.  On March 22, 2012, pursuant to the terms and conditions of  a Convertible Promissory Note (the "Saracino Replacement Note") issued to Mr. Saracino in  a principal and accrued interest amount of $68,469, the Secured Loan Agreement as of February 29, 2012 was cancelled.  The outstanding principal under the Saracino Replacement Note bears interest at 8%, payable monthly in arrears in additional Saracino Replacement Notes, and has a maturity date of August 2014 or such date when all debt owed by X-Factor to the New Jersey Economic Development Authority has been paid. As of March 31, 2013, the aggregate amount of principal and interest due under the Saracino Replacement Note was $75,014.  The Saracino Replacement Note is convertible into common stock of the Company at a price per share equal to $0.595.   On March 30, 2012 Mr. Saracino loaned X-Factor $25,000 and entered into promissory note in the amount of $30,460, which included interest of $5,460 (the “Saracino Promissory Note”). The Saracino Promissory Note, along with accrued interest of $183 was repaid in August 2012.

On January 29, 2007, Kenneth Makow loaned X-Factor $75,000 pursuant to the terms of a Secured Loan Agreement.  The loan accrued interest at the rate of 10% per annum, compounded annually, and was due to be repaid on December 31, 2008.  During the Period Reported, the largest aggregate principal amount owed on the loan was $75,000.  There were no payments of principal and interest made during the Period Reported.  On March 22, 2012, pursuant to the terms and conditions of a Convertible Promissory Note (the "Makow Replacement Note") issued to Mr. Makow in a principal amount of $97,891, the Secured Loan Agreement, dated as of February 29, 2012 was cancelled.  The outstanding principal under the Makow Replacement Note bears interest at 10%, payable monthly in arrears in additional Replacement Notes, and has a maturity date of August 2014 or such date when all debt owed by X-Factor to the New Jersey Economic Development Authority has been paid. As of March 31, 2013, the aggregate amount of principal and interest due under the Makow Replacement Note was $107,249.  The Makow Replacement Note is convertible into common stock of the Company at a price per share equal to $0.595.

On January 15, 2008, as amended and restated on July 30, 2009, X-Factor issued a Convertible Term Note (the “Term Note”) in an aggregate principal amount of $200,000 to Robert Slingsby and Frank Casatelli with interest accruing at a rate of 8.5% per annum and a maturity date of June 30, 2014.  Frank Casatelli is the cousin of Charles Saracino, our President and a director.  In February 2012, the Term Note was cancelled and X-Factor issued one note to each of Robert Slingsby and Frank Casatelli, each in an aggregate principal amount of $96,487 (the “Replacement Notes”).  The Replacement Notes are unsecured, bear interest at a rate of 8.5% per annum and are due on the later of August 1, 2014 or such date when all debt owed by X-Factor to the NJEDA has been paid.   The Replacement Notes are convertible into common stock of the Company at a price per share equal to $0.595.  In August 2012 Robert Slingsby and Frank Casatelli sold $123,427 of these Replacement Notes to investors and in September 2012 we issued 207,440 shares of our common stock to the investors at a price of $0.595 per share, in exchange for the conversion of those Replacement Notes along with $856 of accrued interest.  As of March 31, 2013, the aggregate amount of principal and interest due under each Replacement Note was $41,232.

Mr. Saracino is owed $5,051 as of date of this report, for reimbursements of expenses.  These reimbursements, which are included in accounts payable, do not bear any interest and are due on demand. In addition, in 2011, Mr. Saracino loaned X-Factor $10,000.  The loan did not bear any interest and was repaid in May 2012.

Mr. Makow is owed $7,281 as of the date of this report, for reimbursements of expenses.  These reimbursements, which are included in accounts payable, do not bear any interest and are due on demand.

Jim Morris

Jim Morris is a director of the Company.  Mr. Morris provides to the Company business, financial and strategic advice.  Through December 31, 2012, Mr. Morris has billed X-Factor for $113,000 for services rendered.  Mr. Morris did not perform any services in 2012.  Of those billings, the amount still owed by X-Factor to Mr. Morris was $35,000 as of the date of this report. These unpaid amounts, which are included in accounts payable, do not bear any interest and are due on demand.

Goldhill Associates

On July 18, 2011, in connection with an offering to accredited investors of an aggregate principal amount of $800,000 in convertible bridge notes (the “Bridge Notes”), X-Factor issued a Bridge Note to Goldhill Associates in an aggregate principal amount of $250,000.  The Bridge Note accrued interest at a rate of 6% per annum, compounded annually, and was due to be repaid one year from the issue date.  The Bridge Note was subordinate to the NJEDA Loan Agreement and was convertible into common membership units of X-Factor at the option of the holder upon the closing of at least $1,000,000 from the sale of equity. In February of 2012, the Bridge Note was amended to clarify that 30,865 common membership units were issued to the holder upon the issuance of the Bridge Note and the maturity date and all interest payments due pursuant to the Bridge Note was delayed until the later of August 1, 2014 or such date when all debt owed by X-Factor to NJEDA has been paid.  Upon the closing of the Merger, all outstanding principal and accrued unpaid interest due in connection with the Bridge Note was converted into shares of common stock of the Company.

Peter Quigley

On July 18, 2011, in connection with an offering of the Bridge Notes, X-Factor issued a Bridge Note to Peter Quigley in an aggregate principal amount of $125,000.  The Bridge Note accrued interest at a rate of 6% per annum, compounded annually, and was due to be repaid one year from the issue date.  The Bridge Note was subordinate to the NJEDA Loan Agreement and was convertible into common membership units of X-Factor at the option of the holder upon the closing of at least $1,000,000 from the sale of equity. In February of 2012, the Bridge Note was amended to clarify that 30,865 common membership units were issued to the holder upon the issuance of the Bridge Note and the maturity date and all interest payments due pursuant to the Bridge Note was delayed until the later of August 1, 2014 or such date when all debt owed by X-Factor to NJEDA has been paid.  Upon the closing of the Merger, all outstanding principal and accrued unpaid interest due in connection with the Bridge Note was converted into shares of common stock of the Company.

Prior to the Merger Mr. Quigley owned 11,500 preferred membership units issued which after the Merger were converted into 64,166 shares of common stock of the Company.  In addition, he received 59,511 shares of common stock of the Company as payment to eliminate the liquidation preference of the preferred membership units.

In January 2012, Mr. Quigley was one of the Controlling Stockholders (defined below) that acquired control of the Company pursuant to the Amended and Restated Agreement for the Purchase of Common Stock and Warrants, which transaction is more specifically described below.

In December 2012, Mr. Quigley purchased an aggregate of 250,000 shares of our common stock at a price of $0.80 per share, for gross proceeds of $200,000.  In addition, Mr. Quigley received 5 year warrants to acquire 125,000 shares of our common stock at an exercise price of $0.90 per share.

Edwin Heinen

Edwin Heinen is the Interim Chief Financial Officer of the Company.  For services in that capacity for X-Factor in the Period Reported, Mr. Heinen has billed X-Factor for $180,833 for services rendered in addition to his salary of $65,120once he became an employee.   Of those billings, the amount still owed by X-Factor to Mr. Heinen was $36,833 as of date of this report. These unpaid amounts, which are included in accounts payable, do not bear any interest and are due on demand.

Jeffrey Singman

Jeffrey Singman is the Chief Marketing and Sales Officer of the Company.  For services in that capacity for X-Factor in the Period Reported, Mr. Singman has billed X-Factor for $298,900 for services rendered and commissions earned.   Of those billings, the amount still owed by X-Factor to Mr. Singman as of the date of this report was $2,146. These unpaid amounts, which are included in accounts payable, do not bear any interest and are due on demand.   Mr. Singman is the brother of a key employee of our placement agent and is also a principal of Tri-Mill Consulting, Inc.

Brian Watts

Brian Watts is the Chief Information Officer of the Company.  Mr. Watts is the lead software developer and architect and provided services in that capacity for X-Factor in the Period Reported Mr. Watts has billed X-Factor for $71,500 for services rendered in addition to his salary of $111,791 once he be.   Of those billings, the amount still owed by X-Factor to Mr. Watts was $2,538 December 31, 2012. These unpaid amounts, which are included in accounts payable, do not bear any interest and are due on demand.  Mr. Watts is also a principal of New York Internet Center, Inc.ame an employee.

Amended and Restated Agreement for the Purchase of Common Stock and Warrants

On November 22, 2011, X-Factor entered into an Agreement for the Purchase of common stock and warrants, as amended on December 20, 2011 (the “ORSI Agreement”), pursuant to which X-Factor paid an aggregate of $75,000 (the “Deposit Amount”) as a non-refundable deposit towards the purchase of an aggregate of 11,050,000 shares of issued and outstanding common stock of the Company and 5,000,000 outstanding warrants from certain selling stockholders of the Company, including Dan Masters, the Company’s former Secretary, Treasurer and director, and Ali Balaban, the Company’s former  President and director, and other selling stockholders (collectively, the “Selling Stockholders”).  On January 13, 2012, the ORSI Agreement was amended and restated (the “Amended ORSI Agreement”) and the Selling Stockholders  sold an aggregate of 11,050,000 shares of common stock (the "Shares") and warrants to purchase an aggregate of 5,000,000 shares of common stock (the "Warrants") of the Company to  Randle Kenilworth, Peter Quigley and Donald Wright (collectively, the "Controlling Stockholders") for an aggregate purchase price equal to two hundred ninety-five thousand dollars ($295,000) (the "Purchase Price") pursuant to the Amended ORSI Agreement. As set forth in the Amended ORSI Agreement,  the Purchase Price was delivered as follows: (1) $75,000 to X-Factor, as reimbursement for the Deposit Amount paid by X-Factor to the Selling Stockholders; and (2) $220,000 to the Selling Stockholders, representing the balance of the Purchase Price.  The Controlling Stockholders acquired 98.8% of the issued and outstanding common stock of the Company upon the closing of the transactions set forth in the Amended ORSI Agreement.

Item 14.  Principal Accounting Fees and Services

The following information sets forth fees billed to us by WithumSmith+Brown, PC (“Withum”) and Stan J.H. Lee ("Lee") during the fiscal years ended December 31, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit sees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. Following the Merger, the Company dismissed Stan J.H. Lee, as the Company's independent registered public accounting firm and engaged Withum.

Audit Fees

The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $152,035 and $44,370  for the years ended December 31, 2012 and 2011, respectively. The aggregate fees billed by Lee for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $0 and $3,000 in the years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

The aggregate fees to Withum for Audit - Related services were $81,002 and $0 for the years ended December 31, 2012 and 2011, respectively.  These 2012 services were mainly related to the Company's reverse merger, acquisition and various services related to the private placement.   The Company did not engage Lee for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2012 and 2011.

Tax Fees

The Company did not engage Withum or Lee for professional services for tax compliance, tax advice, and tax planning for the years ended December 31, 2012 and 2011.

All Other Fees

The Company did not engage Withum or Lee for other products and services for the years ended December 31, 2012 and 2011.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 23 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of March 5, 2012 by and among X-Factor Communications, LLC, Organic Spice Imports, Inc. and X-Factor Acquisition Corp. (5)

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10 filed with the Securities and Exchange Commission on April 8, 2011). (5)

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10 filed with the Securities and Exchange Commission on April 8, 2011). (1)

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May16, 2012. (5)

4.1	Convertible Promissory Note, dated March 22, 2012, issued to Charles Saracino. (5)

4.2	Convertible Promissory Note, dated March 22, 2012, issued to Ken Makow. (5)

4.3	Secured Convertible Promissory Note, dated July 31, 2009, issued to NJEDA. (5)

4.4	Convertible Promissory Note, dated March 22, 2012, issued to Frank Casatelli. (5)

4.5	Convertible Promissory Note, dated March 22, 2012, issued to Robert Slingsby. (5)

4.6	Convertible Promissory Note, dated March 22, 2012, issued to Michelle Wallace. (5)

4.7	Promissory Note, dated March 30, 2012, issued to Charles Saracino. (5)

4.8	Promissory Note, dated March 30, 2012, issued to John Bloomer. (5)

4.9	First Amendment to Warrant No.1, dated as of September 28, 2012, by and between the Company and the New Jersey Economic Development Authority (NJEDA)

4.10	Warrant No. 2, dated as of September 28, 2012 issued to NJEDA

10.1	Form of Subscription Agreement for May 2012 Offering. (5)

10.2	Cancellation Agreement, dated May 15, 2012. (5)

10.3
General Assignment and Assumption Agreement, dated February 10, 2012 (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2012). (5)

10.4	Third Modification of Convertible Loan Agreement, dated as of September 28, 2012 by and between the X-Factor Communications, LLC and the NJEDA

10.5	Security Agreement, dated as of September 28, 2012 by and between the Company and the NJEDA

10.6	Membership Interest Pledge Agreement, dated as of September 28, 2013 by and between the Company and the NJEDA

14.1	Code of Ethics (4)

21.1	List of Subsidiaries (5)

23.1	Consent of Independent Registered Public Accounting Firm – Withum Smith + Brown, PC

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on April 8, 2011 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2012 and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 9, 2012 and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on May 15, 2012 and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the SEC on May 21, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-FACTOR COMMUNICATIONS HOLDINGS, INC.

Date: May 16, 2013	By:	/s/ Charles Saracino
Charles Saracino, Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2013	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Date: May 16, 2013	By:	/s/ Charles Saracino
Charles Saracino, Chief Executive Officer, Director (Principal Executive Officer)

Date: May16, 2013	By:	/s/ Jim Morris
Jim Morris, Director

Date: May 16, 2013	By:	/s/ Louis Siracusano
Louis Siracusano