Form 10-Q
period 2013-03-31
X-Factor Communications Holdings, Inc.
filed 2013-05-24
CIK 1517653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2013.

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of May 24, 2013 was 17,753,684.

X-Factor Communications Holdings, Inc.

*	The Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements included in our Annual Report on Form 10-K that was filed on May 16, 2013.

X-Factor Communications Holdings, Inc.
Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$105,515	$311,843
Accounts receivable, net of allowance for doubtful accounts
of $26,200 at both dates	94,276	79,964
Other current assets	18,445	27,793
Total current assets	218,236	419,600

Equipment and leasehold improvements	20,196	24,705
Total assets	$238,432	$444,305

Liabilities and Stockholders’ and Members’ Deficit
Current liabilities:
Line of credit	$97,245	$97,846
Current portion of note payable, net of discount of $2,256 at both dates	24,800	24,800
Current portion of capital leases payable	7,949	10,705
Accounts payable	655,967	624,045
Accrued expenses	187,034	137,213
Current portion of unearned revenues	47,841	30,008
Derivative financial instruments	167,183	165,640
Total current liabilities	1,188,019	1,090,257

Long term liabilities:
Note payable, less current portion, net of discount of $5,284 and $5,848, respectively	304,966	304,402
Notes payable – related parties	288,606	282,680
Total long term liabilities	593,572	587,082
Total liabilities	1,781,591	1,677,339

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized,
17,414,934 and 17,214,934 shares issued and outstanding, respectively	1,742	1,721
Additional paid-in capital	6,814,838	6,519,602
Accumulated deficit	(8,359,739)	(7,754,357)
Total stockholders’ deficit	(1,543,159)	(1,233,034)
Total liabilities and stockholders' deficit	$238,432	$444,305

See accompanying notes to consolidated financial statements.

 X-Factor Communications Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012

Revenue	$139,663	$182,929
Cost of revenue	71,437	75,034
Gross profit	68,226	107,895

Operating expenses
Salaries and fringe benefits	238,134	93,482
General and administrative	414,048	451,887
Depreciation and amortization	4,509	16,065
Total operating expenses	656,691	561,434

Loss from operations	(588,465)	(453,539)

Other expenses
Interest expense, including $5,925 and $127,173, respectively for related parties	13,432	153,155
Change in the fair value of derivative financial instruments for related parties	1,543	121,296
Professional fees related to Merger	—	133,191
Loss on modification or extinguishment of debt	—	329,862
Other expenses	1,942	—
Total other expenses	16,917	737,504

Net loss	$(605,382)	$(1,191,043)

Net loss attributable to common stockholders per share (see Note 3): Basic and diluted	17,284,240	—
Weighted average number of common shares outstanding (see Note 3): Basic and diluted	$(0.04)	—

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
Three Months Ended March 31, 2013

		Common	Additional		Total
	Common	Shares	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2013	17,214,934	$1,721	$6,519,602	$(7,754,357)	$(1,233,034)
Issuance of common shares sold in Offerings	200,000	21	159,979	—	160,000
Cash costs of Offerings	—	—	(16,000)	—	(16,000)
Equity based compensation – warrants issued to settle costs of Offerings	—	—	(17,101)	—	(17,101)
Warrants issued to Placement Agent in Offerings	—	—	2,850	—	2,850
Warrants issued in Offerings	—	—	14,251	—	14,251
Equity based compensation – options issued to employees and consultants	—	—	151,257	—	151,257
Net loss	—	—	—	(605,382)	(605,382)
Balance at March 31, 2013	17,414,934	$1,742	$6,814,838	$(8,359,739)	$(1,543,159)

See accompanying notes to consolidated financial statements.

 X-Factor Communications Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(605,382)	$(1,191,043)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,509	16,065
Capitalized interest payments for notes - related parties	5,926	17,999
Capitalized interest income for note receivable	(277)	(281)
Accretion of discount on notes	564	109,070
Amortization of prepaid financing costs	—	11,011
Change in fair value of derivative
financial instruments for related parties	1,543	121,296
Loss on modification or extinguishment of debt	—	329,862
Equity-based compensation	151,257	1,485
Changes in operating assets and liabilities:
Accounts receivable	(14,312)	148,137
Other current assets	9,625	(30,000)
Accounts payable	31,922	519,322
Accrued expenses	49,821	(93,648)
Unearned revenue	17,833	(20,811)
Net cash used in operating activities	(346,971)	(61,536)

Cash flows from investing activities:
Refund of deposit for company to be acquired in Merger	—	75,000
Net cash provided by investing activities	—	75,000

Cash flows from financing activities:
Sale of common stock	160,000	—
Costs incurred in connection with Offerings	(16,000)	(27,983)
Principal advances (payments) of line of credit	(601)	316
Proceeds from notes payable - related parties	—	75,000
Principal repayments of obligations under capital leases	(2,756)	(2,897)
Net cash provided by financing activities	140,643	44,436
Net change in cash	(206,328)	57,900
Cash - beginning of period	311,843	78,639
Cash - end of period	$105,515	$136,539
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,943	$15,075
Non-cash investing and financing activities:
Equity-based compensation costs of Offerings	$17,101	$—
Cancellations of derivative liabilities	$—	$39,130

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Notes to Consolidated Financial Statements

Note 1 - Background and Nature of Operations

X-Factor Communications Holdings, Inc., a Delaware corporation (formerly, Organic Spice Imports, Inc.) (“Holdings” or the “Company”, “we”, “us” or “our”), through its wholly-owned subsidiary X-Factor Communications, LLC, a New York limited liability company (“X-Factor”), located in South Hackensack, New Jersey, provides interactive digital media network software and services. References herein to: the “Company”, “we”, “us” or “our”, refer to X-Factor Communications Holdings, Inc. and X-Factor.   The X-Factor Digital Media Network Platform, our cloud-based Digital Media, web and mobile solution, is delivered as a software-as-a-service and under a software license model, enabling our customers to build simple yet scalable advertising and corporate digital media networks. The Company’s webcasting solution, a live and on-demand multimedia distribution product, delivers rich media content, desktop signage and emergency messaging to mobile and Web devices. The Company’s solutions address the rapidly expanding digital media needs of its corporate, public venue, education and government sector customers.  The Company markets its software and services throughout the United States. The Company operates in one segment and therefore segment information is not presented.

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

Upon the closing of the Merger, in connection with the terms and conditions of a private placement offering issued then (the “May 2012 Offering”) (when combined with sales of securities in beginning in December 2012 (the “December 2012 Offering” collectively referred to as the "Offerings") the Company issued and sold an aggregate of 3,333,333 shares of common stock at prices of $0.75 to $0.80 per share, for gross proceeds of $2,522,500.

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

Note 2 – Liquidity and Going Concern

At March 31, 2013 the Company had a stockholders' deficit of $1,543,159, a working capital deficiency of $969,783 and incurred a net loss of $605,382 for the three months then ended.  In addition, there was a decrease in revenue of $43,266 for the three months ended March 31, 2013 when compared to 2012.  There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods. While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. The report of our independent registered public accounting firm on our December 31, 2012 financial statements included an explanatory paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  All of these conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

During the three months ended March 31, 2013 the Company sold 200,000 shares of its common stock for gross proceeds of $160,000 (see Note 18) and an additional 218,750 shares of its’ common stock for gross proceeds of $175,000 subsequent to March 31, 2013 (see Note 20) .

The Company believes that the remainder of net cash proceeds received from the sale of securities in the Offerings will only provide sufficient equity to fund its operations for the next two to three months from the date of filing this Quarterly Report on Form 10-Q.  Additional significant amounts of capital will be needed to be raised to continue the Company’s operations. There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Information and Results of Operations

The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, as included in our Form 10-K, filed with the Securities and Exchange Commission on May 16, 2013.  Results of operations and cash flows for interim periods are not necessarily indicative of those expected for a full year.

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

Concentration of Credit Risk (See Note 15)

At various times, certain balances at a financial institution may exceed the Federal Deposit Insurance Corporation's (“FDIC”) limit. At March 31, 2013, the Company’s cash balances did not exceed such FDIC levels.  Management regularly monitors the financial condition of the institution it works with, along with their balances in cash and endeavors to keep this potential risk at a minimum, and has not experienced any collection losses with this institution.

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

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the three months ended March 31, 2013 and 2012.

Loss per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the year.   For 2012, X-Factor was not obligated, as an LLC, to calculate and present loss per share.  As such, it is not practicable for the Company to determine the historical net loss (and net loss per share) from January 1, 2012 through March 31, 2012.  However, the Company has presented unaudited pro forma loss per share for the three months ended March 31, 2012, as if the Merger occurred on January 1, 2012 and the related shares were outstanding for the entire period ended March 31, 2012. Such pro forma loss per share is presented below:

For the Three Months Ended March 31, 2012

Pro forma net loss attributable to common stockholders:	$(1,191,043)
Basic and diluted loss per share	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	11,773,104

The loss per share for the three months ended March 31, 2013 is presented below:

For the Three Months Ended March 31, 2013

Net loss attributable to common stockholders:	$(605,382)
Basic and diluted	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted loss per share	17,284,240

Diluted loss per share for the three months ended March 31, 2013 is the same as basic loss per share. Potential shares of common stock associated with outstanding options and warrants and shares issuable upon conversion of our convertible notes (totaling 8,079,416 as of March 31, 2013) have been excluded from the calculations of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company has certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these arrangements, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately using vendor-specific objective evidence. Revenue from multi-year licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Unearned revenue also consists of future maintenance and upgrade services that will be provided by the Company in future periods under terms of a non-refundable service contract.  The revenues are principally derived from two services: digital signage software and services of $82,679 and $36,615 for the three months ended March  31, 2013 and 2012, respectively, and webcasting $56,984 and $146,314 for the three months ended March 31, 2013 and 2012, respectively.

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

Financial Instruments with Anti-Dilution Features

The Company has issued warrants that contain a weighted average anti-dilution feature that in certain circumstances could provide the warrant holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date.   On the balance sheet date, the Company evaluates the fair value of the warrants using a valuation model and the net difference, if material, between their previous periods’ fair values and their current fair values is recorded in the interest and other expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

Advertising and Marketing Expense

Advertising and marketing costs are expensed as incurred and included in general and administrative expenses. Advertising and marketing expenses for the three months ended March 31, 2013 and 2012 were $3,157 and $7,500, respectively.

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

Professional Fees (see Note 18)

Professional Fees Related to the Merger have been expensed as incurred through December 31, 2012. Professional fees related to the May 2012 Offering were capitalized at March 31, 2012 based on an assessment of the viability of the May 2012 Offering through that date. When the May 2012 Offering was consummated, the Company offset these costs against proceeds from the sale of the stock.  Professional fees incurred with subsequent Offerings are offset against the proceeds from the sale of that stock.

Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws. Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amount will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets of $940,000 (principally composed of a $615,000 net operating loss (“NOL”) and $275,000 of compensation expenses) at March 31, 2013. For the period from the effective date of the Merger through December 31, 2012 the Company did not record a benefit for income taxes.  At March 31, 2013 the Company had Federal and New Jersey NOL carry-forwards of approximately $1,536,000 which begin to expire in 2032 and 2019, respectively. The utilization of our NOL for Federal income tax purposes sustained by the Company may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership, or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

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

There were no interest or penalties related to income taxes that have been accrued or recognized as of March 31, 2013 and December 31, 2012, or for the three months ended March 31, 2013 and 2012.

Fair Value Disclosures

The Company has financial instruments, principally accounts receivable, accounts payable, loans payable, notes payable and accrued expenses. We estimate that the fair value of these financial instruments at March 31, 2013 and December 31, 2012 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the Company presents certain common stock warrants and embedded conversion features (associated with various convertible notes—See Notes 11 and 12) and accounts for such derivative financial instruments at fair value, such derivatives are impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The Company's future results may be materially impacted by changes in the Company's closing stock price as of the date it prepares future periodic financial statements.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company has no financial instruments that merit classification as Level 1 or 2 assets and liabilities.  The Company's liability for derivative financial instruments is considered a Level 3 liability at March 31, 2013 and December 31, 2012.  The fair value of this liability is determined using the most recent sale of a common share and the number of shares that are not considered fixed and determinable under the conversion features.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends FASB ASC Topic 220, “Comprehensive Income”. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of stockholders' and members’ deficit was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of loss per share. The adoption of ASU 2011-05 did not have an impact on the Company's consolidated financial statements as the Company has no items that require reporting as a component of comprehensive loss.

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

Related Parties who are not officers of the Company provided product development, legal and management services to the Company for $0 and $58,744 for the three months ended March 31, 2013 and 2012, respectively.

Included in accounts payable and accrued expenses are $143,174 and $103,445 as of March 31, 2013 and December 31, 2012, respectively, owed to Related Parties.

Included in accounts receivable as of both March 31, 2013 and December 31, 2012 are $5,725, due from Related Parties.

The Company leases office and technical operations space and purchases various communication services from a Related Party totaling $8,367 and $10,445 for the three months ended March 31, 2013 and 2012, respectively.

Note 5 – Holdings’ Capital Stock (see Notes 16 and 17)

We are authorized by our certificate of incorporation to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.0001 per share and 20,000,000 are shares of preferred stock, par value $.0001 per share.  As of March 31, 2013, there are 17,414,934 shares of common stock outstanding and no shares of preferred stock outstanding.  All outstanding shares of common stock are of the same class and have equal rights and attributes.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.  All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the board of directors out of funds legally available, subject to the rights of any preferred stock we issue.  In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities, subject to the rights of any preferred stock we issue. The stockholders do not have cumulative or pre-emptive rights.

Note 6 - Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Equipment and software	$515,331	$515,331
Leasehold improvements	3,210	3,210
Equipment and leasehold improvements, at cost	518,541	518,541
Accumulated depreciation and amortization	(498,345)	(493,836)
	$20,196	$24,705

Depreciation and amortization expense totaled $4,509 and $16,065 for the three months ended March 31, 2013 and 2012, respectively.

Included in equipment and software as of both March 31, 2013 and December 31, 2012 is $219,811 of assets under capital leases, which had accumulated depreciation and amortization of $216,851 and $215,172 as of March 31, 2013 and December 31, 2012, respectively.

Note 7 – Other Current Assets

Other current assets consist of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Note receivable	$11,840	$11,563
Prepaid insurance	2,957	12,294
Prepaid leases	3,648	3,936
	$18,445	$27,793

In August 2011, the Company entered into a $10,000 convertible note receivable with a strategic partner which originally matured in August 2012 and bears interest at prime plus 8.00% per annum (11.25% at March 31, 2013 and December 31, 2012). Interest is accrued and paid on the maturity date and the note is convertible into common stock of the borrower at the option of the Company.  The Company has extended the maturity date of the note to December 31, 2013.  This strategic partner has developed a kiosk software application that is synergistic with the Company’s digital media platform.

Note 8 – Accrued Expenses

Accrued expenses consist of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Compensation and payroll taxes	$152,077	$112,506
Operating expenses payable	10,000	2,630
Travel and related expenses	24,652	21,771
Accrued interest payable	305	306
	$187,034	$137,213

Note 9 - Unearned Revenues

Unearned, non-refundable revenues as of March 31, 2013 are expected to be earned during the twelve months ended March 31, 2014.

Note 10 - Line of Credit

The Company has a revolving line of credit in the amount of $100,000 with JPMorgan Chase Bank of which $97,245 and $97,846 was outstanding as of March 31, 2013 and December 31, 2012, respectively.  Interest accrues at a defined prime rate plus 0.5% (3.75% at March 31, 2013 and December 31, 2012). This line of credit has a secured interest in all business assets, inventory, equipment, accounts receivable, general intangibles, chattel paper, documents, instruments, and letter of credit rights. In addition, the line of credit is personally guaranteed by the President of the Company. There is no maturity date for the line of credit and there are no debt covenants.

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

 Notes payable consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Notes payable	$337,306	$337,306
Discount	(7,540)	(8,104)
Note payable, net of discount	329,766	329,202
Less: current portion of notes payable, net of discount of $2,256(A)	(24,800)	(24,800)
Notes payable, net of current portion	$304,966	$304,402
`
(A) With the amendment of the note in October 2012 the Company currently estimates a payment of $27,056 (4% of 2012’s revenue) on July 1, 2013.

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

(C)
The Company has two notes payable outstanding to the President of the Company and another officer of the Company. The maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by the Company to the NJEDA has been paid by the Company.  These notes are unsecured and bear interest at 8.50% per annum.  Interest is required to be paid monthly, however, when interest payments have not been paid, the Company and these Related Parties have settled such amounts by issuing additional promissory notes equivalent to the related interest expense.  Unpaid interest of $3,742 and $3,777 was converted to additional promissory notes in the three months ended March 31, 2013 and 2012, respectively.  In February 2012 these notes were amended to make them convertible into equity at a conversion rate of $0.595 per share of common stock of the Company.  The Company recorded a charge of $52,329 associated with the amendment in February 2012.  The unpaid principal and interest of these notes amounted to $182,263 and $178,521 as of March 31, 2013 and December 31, 2012, respectively.

(D)
The Company has two notes payable outstanding to current stockholders of the Company.  When X-Factor entered into the NJEDA agreements, the Company ceased making principal payments on these notes to be in compliance with the NJEDA note.   These notes were amended in February 2012 and the maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by X-Factor to the NJEDA has been paid.   These notes are unsecured and bear interest at a rate of 8.5% per annum and were initially convertible into equity at a conversion rate of $0.649 per share of common stock.  In February 2012, these notes were amended to make them convertible into equity at a conversion rate of $0.595 per share of common stock of the Company.  The Company recorded a charge of $60,668 associated with the amendment in February 2012.  In addition, beginning in March 2012, interest was paid quarterly in arrears in the form of additional convertible promissory notes.  In August 2012 these stockholders sold $123,427 of these promissory notes to investors and in September 2012 we issued 207,440 shares of our common stock to the investors at a price of $0.595 per share, in exchange for the conversion of those promissory notes along with $856 of accrued interest.   Unpaid interest of $1,694 and $1,394 was converted to additional promissory notes in the three months ended March 31, 2013 and 2012, respectively.  The unpaid principal and interest of these notes amounted to $82,464 and $80,770 as of March 31, 2013 and December 31, 2012, respectively.  The effective interest rate of these notes was 11.7% in 2012.

Detachable warrants to acquire 48,216 shares common stock of the Company at $0.819 with an expiration date of January 2018 were issued in connection with the above mentioned notes. The $16,346 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.  The $16,346 fair value is classified as a discount of the notes and was expensed, using the effective interest method, over the original terms of the debt.  When the notes were amended in February 2012 the unamortized discount of $841 was expensed to Loss on Modification or Extinguishment of Debt.  The unamortized discount related to these warrants amounted to $0 and $1,188 as of March 31, 2013 and December 31, 2012, respectively.

(E)
In 2011, the Company issued promissory notes, each in the principal amount of $25,000, to two stockholders of the Company.  These notes initially matured in three months and bore interest at 10% on any overdue principal.  One note was repaid in 2011 while the maturity date of the other note was amended to the later of August 1, 2014 or such date when all debt owed to the NJEDA has been paid by the Company.   In February 2012, this note was amended to make it convertible into equity at a conversion rate of $0.595 per share of common stock of the Company, with interest to be paid quarterly in arrears in the form of additional convertible promissory notes.  Unpaid interest of $490 and $652 was converted to additional promissory notes in the three months ended March 31, 2013 and 2012, respectively. The Company recorded a charge of $8,299 associated with the amendment in February 2012.  In June 2012, $4,700 due from this investor, which was included in accounts receivable, was offset against this note.  The unpaid principal and interest of this note amounted to $23,879 and $23,389 as of March 31, 2013 and December 31, 2012, respectively.

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

(F)
In 2011, the Company raised $800,000 by issuing convertible notes to certain stockholders of the Company (the “Bridge Notes”).  The Bridge Notes bear interest at 6.00% per annum, payable quarterly in arrears, and are convertible at the option of the Company into additional Bridge Notes.  Unpaid interest of $19,932 and $4,906 was converted to additional promissory notes in the three months ended March 31, 2013 and 2012, respectively.  Unpaid interest of $0 and $12,175was converted to additional promissory notes in the three months ended March 31, 2013 and 2012, respectively.  The Bridge Notes originally matured on the first anniversary of their issuance ($600,000 of the principal amount) or on August 1, 2014 ($200,000 of the principal amount), or could be prepaid at the Company’s option, and are subordinated to the Company’s NJEDA debt. These notes were amended in February 2012 and the related maturity date of these notes was amended to be the later of: (a) August 1, 2014 or (b) such date when all debt owed to the NJEDA has been paid by the Company.  The Bridge Notes are convertible to an equity interest in the Company using a conversion price which will be based on defined terms of a future equity offering.  In connection with the issuance of the Bridge Notes, for each $100,000 of notes issued, holders of Bridge Notes received 163,182 shares of common stock of the Company (the “Issued Shares”).  As a result of the issuance of the Issued Shares we considered the Bridge Note investors to be Related Parties; $600,000 of the Bridge Notes are convertible into shares of common stock of the Company at the option of the holders, while $200,000 of the Bridge Notes must be converted to equity of the Company in the event of a future equity offerings.  We also paid our investment bankers a fee of 10% of the gross proceeds of the financing. The $80,000 fee was classified as prepaid financing costs and was expensed, using the effective interest method, over the terms of the Bridge Notes and expensed as a component of Loss on Modification or Extinguishment of Debt. Upon the closing of the Merger, $728,049 of Bridge Notes ($700,000 of principal and $28,049 of unpaid interest) was converted into 970,733 shares of common stock of the Company. In August 2012, $105,845 owed for the remaining Bridge Notes ($100,000 of principal and $5,845 of unpaid interest) was repaid.

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

To determine the accounting treatment of the conversion of the $728,049 of Bridge Notes, the Company followed the guidance espoused in FASB ASC Topic 470-20, “ Debt – Debt with Conversion and Other Options”  (“ASC 470-20”).   ASC 470-20 requires that the conversion of the Bridge Notes should be accounted for as an “extinguishment of debt”. The Company recorded a charge for this extinguishment of debt as a Loss on Modification or Extinguishment of Debt of $168,430 in May 2012.

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

Note 13 – Derivative Financial Instruments

The holders of Notes Payable – Related Parties, with $288,606 and $282,680 of principal as of March 31, 2013 and December 31, 2012, respectively, have the option to convert the notes to equity at a conversion rate of $0.595. When the notes were issued, the fair value of a share of common stock of the Company was $0.819. The related fair value of the embedded beneficial conversion feature is treated as a derivative liability. The derivative liability is periodically measured as the difference between the conversion price and the then current fair value of a share of common stock multiplied by the number of shares of common stock that will be issued at the conversion price.  Any change in the fair value of a share of common stock or any increase in the notes will cause a change in the derivative liability, which is then recognized in the Consolidated Statement of Operations and Consolidated Balance Sheets.  The amendment of certain Notes Payable – Related Parties in February 2012 to make them convertible into equity at a conversion rate of $0.624 per share of common stock of the Company or to reduce their conversion rate from $0.649 to $0.624, required the recording of the $121,296 fair value of this embedded beneficial conversion feature.  The $39,130 derivative liability was reclassified to Consolidated Statements of Stockholders' Deficit when the related notes were amended in February 2012.  The conversion of certain Notes Payable – Related Parties in August 2012 caused the $123,823 derivative liability related to those notes to be reclassified to the Consolidated Statements of Stockholders' Deficit.   For the purposes of calculating the derivative liability we used the stock price of $0.75 based on recent private sales of the Company’s common stock as of March 31, 2013 and December 31, 2012.

In 2012, the Company issued 605,203 warrants to the Placement Agent (428,740  with a three year term) and NJEDA (176,463 with a ten year term) that contain a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At March 31, 2013 and December 31, 2012 the Company evaluated the fair value of the warrants using a valuation model and the net difference was not significant between their previous periods’ carrying values and their current fair values on March 31, 2013 and December 31, 2012.

Pursuant to the requirements of ASC Topic 820, the Company has provided fair value disclosure information for relevant assets and liabilities in the accompanying financial statements.  The following summarizes liabilities which have been accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, along with the bases for the determination of fair value:

	Quoted Prices	Observable	Unobservable
	In Active	Measurement	Measurement
	Markets	Criteria	Criteria	Total
March 31, 2013:
Derivative instruments (A )	—	—	$(167,183)	$(167,183)

December 31, 2012:
Derivative instruments (A )	—	—	$(165,640)	$(165,640)

Note (A) – Embedded beneficial conversion and anti-dilution features.

The changes in Level 3 instruments, which are comprised of the embedded conversion feature included in the notes, are measured on a recurring basis for the three months ended March 31, 2013 and 2012 and are presented below:

	March 31,	March 31,
	2013	2012
Derivative financial instruments, beginning of period	$165,640	$39,130
Cancellation of derivative – reclassified to stockholders’ deficit	—	(39,130)
Change in fair value of derivative financial instruments (recognized in the results of operations)	1,543	121,296
Derivative financial instruments, at end of period	$167,183	$121,296

Note 14 – Interest Expense

The components of interest expense for the three months ended March 31, 2013 and 2012 are presented below:

	2013	2012

Notes payable – Related Parties	$5,925	$20,831
Notes payable - Related Parties – discount amortization	—	106,342
Note payable – NJEDA	5,060	6,894
Note payable - NJEDA – discount amortization	564	2,729
Amortization of prepaid financing costs	—	11,011
Obligations under capital leases	424	923
Line of credit	316	927
Other interest expense	1,143	3,498
	$13,432	$153,155

Note 15 - Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and revenues. The majority of the Company’s revenues and accounts receivable are generated by 4 or 5 customers and, at times, the concentrations of such transactions and balances are in excess of 10% of consolidated totals.

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

In August 2012 the Company’s Board of Directors approved a 2012 Long-Term Incentive Plan (the "2012 Plan").  This plan reserved 5,000,000 shares of the Company’s common stock to be used for the purpose of making awards under the 2012 Plan.   Options granted under the 2012 Plan to employees are non-statutory stock options unless the plan is approved by the stockholders of the Company by August 2013, in which case the grants will be incentive stock options.  Options granted under the 2012 Plan to consultants are non-statutory stock options.  There are 1,279,172 options available for granting under the 2012 Plan as of March 31, 2013.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average activity and assumptions during the three months ended March 31, 2013 (there were no option granted in 2012):

Number of options granted	85,000
Exercise price	$0.750
Risk-free interest rate	1.3%
Expected lives in years	7.0
Expected volatility	26.3%
Expected dividend yields	None
Fair value of common stock	$0.75
Fair value per option	$0.215
Fair value of options granted	$18,275

Prior to the Merger, the Company’s common stock was not traded and since the Merger the Company’s common stock has had a limited number of trades.  As a result, the Company calculated expected volatility for an equity-based grant based on the Standard & Poor’s North American Technology Software Index during the period immediately preceding the grant that is equal in length to the expected term of the grant. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants, with terms approximating the expected period of the grants. The assumptions used in the Black-Scholes option valuation model are inherently highly subjective, and can materially affect the resulting valuation.

The non-cash compensation expense related to all options was allocated as follows for the three months ended March 31, 2013 (there was no option expense for the three months ended March 31, 2012:

2013

Salaries and fringe benefits	$32,244
General and administrative	119,013
$151,257

There is $145,188 of additional compensation expense related to all options, assuming that the options vest, to be recognized as of March 31, 2013 over the next two years.

Note 17 - Warrants

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average activity and assumptions during the three months ended March 31, 2013 and 2012:

	2013	2012

Number of warrants granted	120,000	20,815
Exercise price	$0.900	$0.002
Risk-free interest rate	0.8%	1.4%
Expected lives in years	5.0	7.0
Expected volatility	29.1%	25.8%
Expected dividend yields	None	None
Fair value of common stock	$0.730	$0.780
Fair value per warrant	$0.143	$0.778
Fair value of warrants granted	$17,101	$16,194

Prior to the Merger the Company’s common stock was not traded and since the Merger has had a limited number of trades, the Company calculated expected volatility for an equity-based grant based on the Standard & Poor’s North American Technology Software Index during the period immediately preceding the grant that is equal in length to the expected term of the grant. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants, with terms approximating the expected period of the grants. The assumptions used in the Black-Scholes option valuation model are inherently highly subjective, and can materially affect the resulting valuation.

The non-cash compensation expense related to warrants was allocated as follows for the three months ended March 31, 2013 and 2012:

	2013	2012

General and administrative	$—	$1,485
Loss on modification or extinguishment of debt	—	841
Interest expense – amortization of warrants	408	4,392
	$408	$6,718

There is no additional compensation expense related to warrants that is to be recognized as of March 31, 2013 (excluding the $5,434 of amortization of warrants to debt holders).

Note 18 – Offerings

During the three months ended March 31, 2013, we issued an aggregate of 200,000 shares of our common stock at a price of $0.80 per share and warrants to acquire 100,000 shares of common stock at an exercise price of $0.90, with a five year term, for gross proceeds of $160,000.

 The following is a summary of the cash and equity-based compensation costs of the December 2012 Offerings for the three months ended March 31, 2013:

	Number of	Cost or
	Warrants	Valued at
Cash costs:
Placement Agent 10% fee of proceeds	—	$16,000
Other costs	—	18
Total cash costs	—	16,018

Equity-based compensation:
Warrants issued to Placement Agent (Note A)	20,000	2,850
Warrants issued to investors in December 2012 Offering (Note B)	100,000	14,251
Potential shares to be issued for the December 2012 Offering (Note 19)	—	—
Total equity-based compensation	120,000	17,101
Total costs	120,000	$33,119

Note A – the Placement Agent received warrants equal to 10% of the shares issued in the December 2012 Offering.   The warrants issued in the December 2012 Offerings had an exercise price of $0.90 per share and a five year term. The $2,850 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

Note B – the investors that purchased shares in the December 2012 Offerings received warrants equal to 50% of the shares issued in the December 2012 Offering.  The warrants issued in connection with the December 2012 Offering had an exercise price of $0.90 per share and a five year term.   The $14,251 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

The $16,018 of cash costs of the December 2012 Offerings were charged to Additional Paid-in Capital.  The $17,101 of equity-based compensation costs, related to the warrants issued to the Placement Agent and investors, was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount.

Note 19 - Commitments and Contingencies

Lease Commitments

The Company leases equipment under a non-cancelable lease arrangement at an interest rate of 17.6% per annum.  The Company also leases its primary office facility from a Related Party under a non-cancelable operating lease that expired on February 28, 2011.  Upon the expiration of the original term, the lease term was modified to provide for the facility rental on a month-to-month basis.  Rent expense totaled $5,400 and $5,400 for the three months ended March 31, 2013 and 2012, respectively.

The future minimum payments for the capital lease as of March 31, 2013 are as follows:

Total future minimum lease payments in 2013	$8,483
Amount representing interest	(534)
Present value of future minimum lease payments (all current)	$7,949

Placement Agent Agreement

In December 2012 the Company entered into an Investment Banking Agreement with its Placement Agent, pursuant to which the Company is obligated to pay the Placement Agent a monthly retainer of $5,000.    The Placement Agent will receive 10% of the gross proceeds raised in the December 2012 Offering, 10% warrant coverage with an exercise price equal to the price of any warrants granted in the December 2012 Offering.   The Placement Agent has the potential to receive shares of common stock based on the total amount raised in the December 2012 Offering. The Placement Agent will receive if the gross proceeds of the  December 2012 Offering equal or exceed $1,000,000, as additional compensation, 250,000 shares of common stock of the Company and, if the gross proceeds of the December 2012 Offering are between $1,000,001 and $2,000,000, .25 shares of common stock of the Company for each $1.00 raised in gross proceeds in excess of $1,000,000, up to a maximum of 250,000 additional shares, for a total of 500,000 potential shares of common stock.   The initial term of this agreement was for three months and was extended by the Company for an additional three month term and the agreement shall continue on a month to month basis.  Either the Company or the placement Agent may cancel this agreement upon thirty days notice.  For a year following the cancellation of the agreement the Company will still be obligated to pay fees for any leads introduced by the Placement Agent for financing, investors, or acquisitions.

In June 2011 the Company entered into an Investment Banking Agreement with its Placement Agent, pursuant to which the Company was obligated to pay the Placement Agent a monthly retainer of $5,000.  This agreement was cancelled by the Company in August 2012 upon completion of the May 2012 Offerings.  But for two years following the cancellation of the agreement the Company will still be obligated to pay fees for any leads introduced by the Placement Agent for financing, investors, or acquisitions.  For arranging financing for the Company, the Placement Agent received 10% of the gross proceeds raised in the May 2012  Offerings, 10% warrant coverage with an exercise price equal to the effective price of the equity securities sold or, in the case of publicly traded equity securities, the closing stock bid on the date the transaction closes and common equities resulting in a total ownership percentage of the Company’s then outstanding equity equal to 9.9%.

Sales Agreement

In August 2012 the Company entered into a sales agreement with an individual who was granted options to purchase 335,000 shares of common stock that will vest upon the attainment of certain sales goals by December 31, 2013. Options not vested will expire on that date.

Software Development Agreement

In April 2012 the Company entered into Software Development Agreements with two individuals with a minimum fee commitment of approximately $21,000.  As of March 31, 2013 the services have been provided under these agreements and options to purchase 370,000 shares of common stock that were granted in 2012 to these individuals vested.

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

Additional amounts raised in December 2012 Offering

In connection with the December 2012 Offering efforts, subsequent to the first quarter we issued an aggregate of 218,750 shares of our common stock at a price of $0.80 per share, for gross proceeds of $175,000.   The purchasers also received warrants to acquire 109,375 shares at $0.90 with a five year term in connection with this raise.   The Placement Agent received $17,500 (10% of the gross proceeds) and warrants to acquire 21,875 shares at $0.90 with a five year term were issued in connection with this raise.

Common shares issues to Attorney

In April 2013, the Company issued 120,000 shares of common stock to an attorney in settlement of $90,000 of our payable to them ($179,615 payable as of March 31, 2013).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited balance sheets as of December 31, 2012 and 2011 and the related statements of operations and members’ deficit and cash flows for each of the years then ended and the notes attached thereto and the unaudited consolidated balance sheet as of March 31, 2013 and the related unaudited consolidated statements of operations and stockholders’ and members’ deficit and cash flows for the three months ended March 31, 2013 and 2012 and the notes attached thereto. Such March 31, 2012 financial statements exclude the effects of the Merger and the related reorganization. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of those expected for a full year.

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

 Overview

X-Factor Communications Holdings, Inc., a Delaware corporation (formerly, Organic Spice Imports, Inc.) (“Holdings” or the “Company”, “we”, “us” or “our”), through its wholly-owned subsidiary X-Factor Communications, LLC, a New York limited liability company (“X-Factor”), located in South Hackensack, New Jersey, provides interactive digital media network software and services. References herein to: the “Company”, “we”, “us” or “our”, refer to X-Factor Communications Holdings, Inc. and X-Factor.   The X-Factor Digital Media Network Platform, our cloud-based Digital Media, web and mobile solution, is delivered as a software-as-a-service and under a software license model, enabling our customers to build simple yet scalable advertising and corporate digital media networks. The Company’s webcasting solution, a live and on-demand multimedia distribution product, delivers rich media content, desktop signage and emergency messaging to mobile and Web devices. The Company’s solutions address the rapidly expanding digital media needs of its corporate, public venue, education and government sector customers.  The Company markets its software and services throughout the United States.

 Liquidity and Capital Resources

At March 31, 2013 the Company had a stockholders' deficit of $1,543,159, a working capital deficiency of $969,783 and incurred a net loss of $605,382 for the three months then ended.  In addition, there was a decrease in revenue of $43,266 for the three months ended March 31, 2013 when compared to 2012.  There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods. While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. The report of our independent registered public accounting firm on our December 31, 2012 financial statements included an explanatory paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  All of these conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

During the three months ended March 31, 2013 the Company sold 200,000 shares of its common stock for gross proceeds of $160,000 (see Note 18) and an additional 218,750 shares of its’ common stock for gross proceeds of $175,000 subsequent to March 31, 2013 (see Note 20) .

The Company believes that the remainder of net cash proceeds received from the sale of securities in the Offerings will only provide sufficient equity to fund its operations for the next two to three months from the date of filing this Quarterly Report on Form 10-Q.  Additional significant amounts of capital will be needed to be raised to continue the Company’s operations. There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

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

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the three months ended March 31, 2013 and 2012.

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

Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws. Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amount will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets of $940,000 (principally composed of a $615,000 net operating loss (“NOL”) and $275,000 of compensation expenses) at March 31, 2013 For the period from the effective date of the Merger through December 31, 2012 the Company did not record a benefit for income taxes.  At March 31, 2013 the Company had Federal and New Jersey NOL carry-forwards of approximately $1,536,000 which begin to expire in 2032 and 2019, respectively. The utilization of our NOL for Federal income tax purposes sustained by the Company may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership, or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

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

There were no interest or penalties related to income taxes that have been accrued or recognized as of March 31, 2013 and December 31, 2012, or for the three months ended March 31, 2013 and 2012.

Emerging Growth Company

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”).  We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  Though the Company made this election, we have adopted all new or revised accounting standards at the effective dates that for apply public companies.

Results of Operations

Three months ended March 31, 2013 (the “2013 Quarter”) compared to the three months ended March 31, 2012 (the “2012 Quarter”)

Revenues - Revenues decreased $43,266, or 23.7%, in the 2013 Quarter to $139,663 from $182,929 in the 2012 Quarter .  The primary reason in the decrease in Webcasting revenues was caused by two major customers transitioning their business to their  in-house systems.  The following are the changes in the components of X-Factor’s revenue:

			Favorable
	March 31,		(Unfavorable)
	2013	2012	Change
Digital media software and services	$82,679	$36,615	$46,064
Webcasting	56,984	146,314	(89,330)
Total revenues	$139,663	$182,929	$(43,266)

Cost of revenues – Cost of revenues decreased $3,597, or 4.8% in the 2013 Quarter to $71,437 from $75,034 in the 2012 Quarter.  Cost of revenues, as a percentage of revenues, were 51.1% in the 2013 Quarter and 41.0% in the 2012 Quarter.  This increase in the cost of revenues as a percentage of revenues is primarily related to development costs of approximately $45,000 for digital media software.

Gross Profit – Gross profit decreased $39,669, or 36.8% in the 2013 Quarter to $68,226 from $107,895 in the 2012 Quarter.  Gross profit, as a percentage of revenues, was 48.9% in the 2013 Quarter and 59.0% in the 2012 Quarter.

Salaries and fringe benefits expenses – Compensation costs increased $144,652, or 154.7% in the 2013 Quarter to $238,134 from $93,482 in the 2012 Quarter.  Compensation costs, as a percentage of revenues, were 170.5% in the 2013 Quarter and 51.1% in the 2012 Quarter.  The primary reason for the increase in costs during the 2013 Quarter was the increase to 6 employees in the 2013 Quarter from 3 employees in the 2012 Quarter.

			Favorable
	March 31,		(Unfavorable)
	2013	2012	Change
Salaries	$177,947	$76,250	$(101,697)
Equity-based compensation	32,244	—	(32,244)
Commissions and bonuses	387	4,458	4,071
Employee insurance	5,527	4,128	(1,399)
Payroll taxes	22,029	8,646	(13,383)
Total salaries and fringe benefits	$238,134	$93,482	$(144,652)

General and administrative expenses - General and administrative expenses decreased $37,839, or 8.4% in the 2013 Quarter to $414,048 from $451,887 in the 2012 Quarter. General and administrative expenses, as a percentage of revenues, were 296.5% in the 2013 Quarter and 247.0% in the 2012 Quarter.  The following are the significant changes in the components of the Company’s general and administrative expenses:

			Favorable
	March 31,		(Unfavorable)
	2013	2012	Change
Professional fees and consultants – Operations	$169,230	$170,669	$1,439
Professional fees and consultants – Legal (A)	16,031	59,164	43,133
Professional fees and consultants – Accounting (A)	34,275	121,896	87,621
Professional fees and consultants – equity based (B)	119,013	1,485	(117,528)
Travel (A)	16,963	31,237	14,274
Communication expenses	7,952	14,394	6,442
Insurance (C)	15,707	467	(15,240)
SEC printing and filing fees	5,817	3,844	(1,973)
Computer and office supplies	16,696	29,895	13,199
Advertising and marketing	3,157	7,500	4,343
Miscellaneous expenses	9,207	11,336	2,129
Total general and administrative	$414,048	$451,887	$37,839

Note A – 2012 expenses are primarily related to the preparation required to becoming a “Public Company”.
Note B - In 2013 am individual received equity based compensation in lieu of cash compensation for performing software development services.
Note C – Increase is primarily related to a Directors and Officers liability insurance policy the Company obtained upon becoming a “Public Company”.
Note D – Decreases are primarily related to the Company scaling back operations to conserve cash.

Depreciation and amortization – Depreciation and amortization expenses decreased $11,556, or 71.9%, in the 2013 Quarter to $4,509 from $16,065 in the 2012 Quarter. The decrease was due to some assets being fully depreciated and the absence of equipment and leasehold improvement additions in all periods.

Loss from operations – Loss from operations increased by $134,926, or 29.7% in the 2013 Quarter to $588,465 from $453,539 in the 2012 Quarter.

Other expense – Other expense decreased by $720,587 in the 2013 Quarter to $16,917 from $737,504 in the 2012 Quarter.   In the 2012 Quarter, amendments to, and the conversion of various Notes Payable to Related Parties, caused the related unamortized discounts and financing costs to be expensed and shown as a Loss on Extinguishment or Modification of Debt., due to amendments to Notes Payable, the related unamortized discount costs was expensed and shown as a Loss on Extinguishment or Modification of Debt.   Professional fees related to the Merger were expensed as incurred.  Amendments to various Notes Payable to Related Parties, required the recording of the change in fair value of derivative financial instruments.  The following are the changes in the components of the Company’s other expenses:

			Favorable
	March 31,		(Unfavorable)
	2013	2012	Change
Loss on Extinguishment or Modification of Debt	$—	$329,862	$329,862
Professional fees related to Merger	—	133,191	133,191
Change in fair value of derivative financial instruments for Related Parties	1,543	121,296	119,753
Interest	12,868	33,073	20,205
Accretion of discount on notes	564	109,071	108,507
Amortization of prepaid financing costs	—	11,011	11,011
Other expenses	1,942	—	(1,942)
Total other expenses	$16,917	$737,504	$(720,587)

Income taxes - As a result of X-Factor being a limited liability company all profits and losses of X-Factor prior to the Merger flowed through to the individual members of X-Factor. Accordingly, X-Factor did not record a tax provision, incur any liability for incomes taxes nor record a benefit for income taxes or any deferred tax assets or liabilities for Federal or state tax purposes.

Holdings operates as a “C” corporation. Net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at March 31, 2013 and for the period from the Merger Date through March 31, 2013 the Company did not record a benefit for income taxes.

Net loss – The decrease in gross profit and increase in operating expenses partially offset by the decrease in other expenses caused primarily by non-recurring expenses related to the change in fair value of derivative financial instruments and loss on extinguishment of debt caused the net loss to decrease by $585,661 in the 2013 Quarter to $605,382 from $1,191,043 in the 2012 Quarter.

Cash flows

At March 31, 2013, the Company had a working capital deficit of $969,783, compared to a working capital deficit of $670,657 at December 31, 2012, an increase in the deficit of $299,126.  The Company had $105,515 in cash at March 31, 2013, compared to $311,843 at December 31, 2012, a decrease of $206,328.

Net cash used in operating activities was $346,971 for the 2013 Quarter.  The components of the use of funds were a net loss of  $605,382 (net $441,860 excluding non-cash charges and credits) and a $14,312 increase in accounts receivable partially offset by a $81,743 net increase in accounts payable and accrued expenses, a $17,833 increase in unearned revenues and a $9,625 decrease in other current assets.  Net cash used in operating activities was $61,536 for the 2012 Quarter.  The components of the use of funds were a net loss of $1,191,043 ($584,537 excluding non-cash charges and credits), $20,811 from a reduction in unearned revenues and a $30,000 increase in other current assets partially offset by a decrease of $148,137 in accounts receivable and a $425,675 increase in accounts payable and accrued expenses.

Cash provided by investing activities in the 2012 Quarter consisted of a $75,000 reimbursement by the Controlling Stockholders of the deposit advanced by X-Factor towards the acquisition of control of the Company for the purpose of consummating the Merger.

Cash provided by financing activities in the 2013 Quarter totaled $140,643 and was comprised of $160,000 of gross proceeds from the sale of common stock in the December 2012 Offering partially offset by $16,000 in direct costs relating to the December 2012 Offering, $2,756 of principal repayments of lease obligations, and $601 of principal repayments towards the line of credit.  Cash provided by financing activities in the 2012 Quarter totaled $44,436 and was comprised of $75,000 from the proceeds of notes payable – related parties and $316 from an increase in the Line of Credit partially offset by $27,983 in direct costs related to obtaining the notes payable – related parties and $2,897 of principal repayments of lease obligations.

Inflation

Inflation has a minimal impact on the operations of the Company

Contractual Obligations

		Payments Due By Period
Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years
Notes payable – Note A	$337,306	$27,056	$206,834	$103,416
Notes payable – related parties	288,606	—	—	288,606
Capital leases	8,483	8,483	—	—
Line of credit – Note B	97,245	97,245	—	—
	$731,640	$132,784	$206,834	$392,022

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2013 and December 31, 2012.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance that revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The guidance also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements became effective for the Company’s financial statements for the period ended March 31, 2011, except for the requirement concerning gross presentation of Level 3 activity, which became effective for our 2011 year end.  Since this guidance is only related to financial statement disclosures, there was no impact to the Company’s financial statements as a result of the adoption of this guidance.

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”) (“ASU 2011-04”), which amends FASB ASC Topic 820, “Fair Value Measurement.”  These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS.  Consequently, the amendments change some fair value measurement principles and disclosure requirements.  The adoption of ASU 2011-04 did not have an impact on the Company’s March 31, 2013 financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends FASB ASC Topic 220, “Comprehensive Income.”  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of stockholders’ and members’ deficit was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed.  Additionally, no changes were made to the calculation and presentation of loss per share.  The adoption of ASU 2011-05 did not have an impact on the Company’s March 31, 2013 financial statements as the Company has no items that require reporting as a component of comprehensive loss.

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

-           Sell and deliver targeted advertising;
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

X-Factor's mobile interactive capabilities extend the power of Digital Media to audiences' mobile devices. Through X-Factor's enhanced mobile engagement solutions, its mobile applications augment point of display to deliver information, marketing, ads, coupons and offers directly to an individual's smartphone or tablet. X-Factor's product range can be combined to support large scale "real world" and "virtual world" campaigns. For example, users can be sent to one of X-Factor's unique digital players, optimized for their mobile device. After enjoying an entertaining experience at a media wall or other digital sign, consumers can download the player and its contents to enjoy after leaving the venue. At interactive kiosks, consumers can receive wayfinding directions through a simple SMS text, or can receive an e-ticket or coupon instantly.

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

Working with companies who provide hardware and network infrastructure, X-Factor has released advanced interactive kiosks software, enabling audience engagement and interaction, advertising and marketing content creation, publishing, distribution and management. This software allows remote monitoring of kiosks from a single location, multi-user privileges for hierarchal (local and national) publishing, targeted advertising and transparent kiosk management and collection of user information. The Company works with other companies to ensure clients' goals for their customized interactive kiosk network are met, ensuring that all the elements in the solution meet stringent guidelines -- from the hardware and the kiosk interface and features to the appropriate network connectivity and uptime.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective in providing reasonable assurance of compliance, due largely to the limited amount of Company personnel and the inherent limitations on the segregation of duties and supervisory reviews.

However, the Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheet as of March 31, 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the periods ended in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Holdings has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Common Stock

During the quarter ended March 31, 2013, at a purchase price of $0.80 per share, the Company issued an aggregate of 200,000 shares of common stock and five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.90 per share, for gross proceeds of $160,000 to an accredited investor.   The Company paid $16,000 and issued warrants to purchase an aggregate of $20,000 shares of common stock to the placement agent at an exercise price of $0.90 per share as commission for the sale of the shares and warrants. The issuance of the shares of common stock and warrants were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2) and Regulation D promulgated thereunder in that the securities were issued to accredited investors without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-FACTOR COMMUNICATIONS HOLDINGS, INC.

Date: May 24, 2013	By:	/s/ Charles Saracino
Charles Saracino, Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2013	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Interim Chief Financial Officer (Principal Financial and Accounting Officer)