Form 10-K/A
period 2012-12-31
X-Factor Communications Holdings, Inc.
filed 2013-06-21
CIK 1517653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is filed for the purpose of amending Part III, Item 10 of the Company’s Form 10-K filed with the Securities and Exchange Commission on May 16, 2013 (the “Annual Report”) to remove the references that were inadvertently included, to Louis Siracusano as a director of the Company, as a result of Mr. Siracusano’s resignation effective April 25, 2013.  Except for this correction, there have been no changes in any of the financial or other information contained in the Annual Report.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Charles Saracino Jim Morris Ed Heinen Ken Makow Goldhill Associates Louis Siracusano Jeff Singman Brian Watts	1 1 1 2 1 1 1 1	Form 4 Form 4 Form 4 Form 3, Form 4 Form 3 Form 4 Form 4 Form 4

Code of Ethics

On May 8, 2012, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 2012. Requests for copies of the Code of Ethics should be sent in writing to X-Factor Communications Holdings, Inc., Attention: President, 3 Empire Blvd., 5 th  Floor, South Hackensack, New Jersey 07606.

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

Audit Committee

The Company's Board of Directors acts as the audit committee.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-FACTOR COMMUNICATIONS HOLDINGS, INC.

Date: June 21, 2013	By:	/s/ Charles Saracino
Charles Saracino, Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2013	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Date: June 21, 2013	By:	/s/ Charles Saracino
Charles Saracino, Chief Executive Officer, Director (Principal Executive Officer)

Date: June 21, 2013	By:	/s/ Jim Morris
Jim Morris, Director