Form 10-Q
period 2013-06-30
X-Factor Communications Holdings, Inc.
filed 2013-08-15
CIK 1517653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of August 14, 2013 was 18,965,115.

X-Factor Communications Holdings, Inc.

*	The Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements included in our Annual Report on Form 10-K that was filed on May 16, 2013.

X-Factor Communications Holdings, Inc.
Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$185,556	$311,843
Accounts receivable, net of allowance for doubtful accounts of $27,900 and $26,200, respectively	140,973	79,964
Other current assets	26,810	27,793
Total current assets	353,339	419,600

Equipment and leasehold improvements	15,695	24,705
Total assets	$369,034	$444,305

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$97,836	$97,846
Current portion of note payable, net of discount of $2,256 at both dates	24,800	24,800
Current portion of capital leases payable	5,075	10,705
Accounts payable	634,413	624,045
Accrued expenses	248,625	137,213
Current portion of unearned revenues	36,167	30,008
Derivative financial instruments	27,006	165,640
Total current liabilities	1,073,922	1,090,257

Long term liabilities:
Note payable, less current portion, net of discount of $4,720 and $5,848, respectively	305,530	304,402
Notes payable – related parties	292,466	282,680
Total long term liabilities	597,996	587,082
Total liabilities	1,671,918	1,677,339

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized,
18,155,471 and 17,214,934 shares issued and outstanding, respectively	1,816	1,721
Additional paid-in capital	7,320,504	6,519,602
Accumulated deficit	(8,625,204)	(7,754,357)
Total stockholders’ deficit	(1,302,884)	(1,233,034)
Total liabilities and stockholders' deficit	$369,034	$444,305

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
Six and Three Months Ended June 30, 2013 and 2012

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$387,900	$325,793	$248,237	$142,864
Cost of revenue	119,083	133,158	47,646	58,124
Gross profit	268,817	192,635	200,591	84,740

Operating expenses
Salaries and fringe benefits	455,772	220,875	217,638	127,393
General and administrative	775,241	838,683	361,193	386,796
Depreciation and amortization	9,010	32,109	4,501	16,044
Total operating expenses	1,240,023	1,091,667	583,332	530,233

Loss from operations	(971,206)	(899,032)	(382,741)	(445,493)

Other (income) expenses
Interest expense, including $16,318, $163,322, $10,393 and $36,149, respectively for related parties	33,024	207,868	19,592	54,713
Change in the fair value of derivative financial instruments for related parties	(138,634)	80,217	(140,177)	(41,079)
Professional fees related to Merger	—	202,867	—	69,676
Loss on modification or extinguishment of debt	—	515,135	—	185,273
Other expenses	5,251	2,825	3,309	2,825
Total other (income) expenses	(100,359)	1,008,912	(117,276)	271,408

Net loss	$(870,847)	$(1,907,944)	$(265,465)	$(716,901)

Net loss attributable to common stockholders per share (see Note 3):
Basic and diluted	17,492,449	—	17,698,370	—
Weighted average number of common shares outstanding (see Note 3):
Basic and diluted	$(0.05)	—	$(0.01)	—

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
Six Months Ended June 30, 2013

		Common	Additional		Total
	Common	Shares	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2013	17,214,934	$1,721	$6,519,602	$(7,754,357)	$(1,233,034)
Issuance of common shares sold in Offerings	820,537	83	559,917	—	560,000
Cash costs of Offerings	—	—	(58,238)	—	(58,238)
Equity based compensation – warrants issued in Offerings	—	—	(39,851)	—	(39,851)
Warrants issued to Placement Agent in Offerings	—	—	5,918	—	5,918
Warrants issued in Offerings	—	—	33,933	—	33,933
Equity based compensation – shares issued in settlement of accounts payable	120,000	12	89,988	—	90,000
Equity based compensation – options issued to employees and consultants	—	—	209,235	—	209,235
Net loss	—	—	—	(870,847)	(870,847)
Balance at June 30, 2013	18,155,471	$1,816	$7,320,504	$(8,625,204)	$(1,302,884)

See accompanying notes to consolidated financial statements.

X-Factor Communications Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(870,847)	$(1,907,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,010	32,109
Capitalized interest payments for notes - related parties	12,009	33,545
Capitalized interest income for note receivable	(558)	(561)
Accretion of discount on notes	1,128	132,139
Amortization of prepaid financing costs	—	11,869
Change in fair value of derivative financial instruments for related parties	(138,634)	80,217
Bad debt expense	1,700	300
Loss on modification or extinguishment of debt	—	515,135
Equity-based compensation	209,235	3,960
Changes in operating assets and liabilities:
Accounts receivable	(64,934)	153,821
Other current assets	1,541	(29,922)
Accounts payable	100,368	235,808
Accrued expenses	111,414	(133,802)
Unearned revenue	6,159	(43,217)
Net cash used in operating activities	(622,409)	(916,543)

Cash flows from investing activities:
Refund of deposit for company to be acquired in Merger	—	75,000
Net cash provided by investing activities	—	75,000

Cash flows from financing activities:
Sale of common stock	560,000	1,236,250
Costs incurred in connection with Offerings	(58,238)	(209,407)
Net payments of line of credit	(10)	—
Principal repayments of note payable	—	(85,227)
Proceeds from notes payable - related parties	—	75,000
Principal repayments of obligations under capital leases	(5,630)	(5,313)
Net cash provided by financing activities	496,122	1,011,303
Net change in cash	(126,287)	169,760
Cash - beginning of period	311,843	78,639
Cash - end of period	$185,556	$248,399
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,578	$24,887
Non-cash investing and financing activities:
Equity-based compensation costs of Offerings	$39,851	$—
Conversion of promissory notes and interest to common stock	$—	$728,049
Accounts receivable used to offset notes payable – related parties	$2,223	$4,700
Cancellations of derivative liabilities	$—	$39,130
Accrued costs incurred in connection with Offering	$—	$72,805
Common stock issued in settlement of accounts payable	$90,000	$118,449

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

Upon the closing of the Merger, in connection with the terms and conditions of a private placement offering issued then (the “May 2012 Offering”) (when combined with sales of securities in beginning in December 2012 (the “December 2012 Offering” and June 2013 (the “June 2013 Offering”) collectively referred to as the "Offerings") the Company issued and sold an aggregate of 3,953,870 shares of common stock at prices of $0.56 to $0.80 per share, for gross proceeds of $2,922,500.

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

Note 2 – Liquidity and Going Concern

At June 30, 2013 the Company had a stockholders' deficit of $1,302,884, a working capital deficiency of $720,583 and incurred a net loss of $870,847 for the six months then ended and a net loss of $3,420,138 in the year ended December 31, 2012.   There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods. While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. The report of our independent registered public accounting firm on our December 31, 2012 financial statements included a paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  All of these conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

During the six months ended June 30, 2013 the Company sold 820,537 shares of its common stock for gross proceeds of $560,000 (see Note 18) and an additional 669,644 shares of its common stock for gross proceeds of $375,000 subsequent to June 30, 2013 (see Note 20).

The Company believes that the remainder of net cash proceeds received from the sale of securities in the Offerings will only provide sufficient equity to fund its operations for the next three to four months from the date of filing this Quarterly Report on Form 10-Q.  Additional significant amounts of capital will be needed to be raised to continue the Company’s operations. There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Information and Results of Operations

The consolidated financial statements as of June 30, 2013 and for the six and three months ended June 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013, and the results of operations for the six and three months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, as included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 16, 2013.  Results of operations and cash flows for interim periods are not necessarily indicative of those expected for a full year.

Presentation of historical membership unit, option, warrant and convertible note amounts and conversion prices – Reclassifications

X-Factor is a limited liability company with equity comprised of membership units.  As a result of the Merger on May 15, 2012, in which X-Factor became a wholly owned subsidiary of the Company, all outstanding membership units of X-Factor were exchanged for shares of common stock of Holdings. Therefore, all historical references to membership units, options, warrants and convertible notes have been adjusted to reflect the conversion into, or into the right to purchase, 5.550657 shares of Holdings’ common stock as of the beginning of the reported periods.  The new conversion price applicable to each option, warrant or convertible note is equal to the conversion price in effect immediately prior to the Merger divided by 5.550657.  As a result of the Merger and exchange, the number of X-Factor membership units, options, warrants and exercise prices as of December 31, 2011 were adjusted as follows:

	Common Stock After Exchange	Membership Units Before Exchange

Common	7,239,216	1,304,210
Preferred (A )	1,996,685	359,683
Total shares or units	9,235,901	1,663,893

Note A – The preferred membership units were exchanged for shares of common stock.

	Common Stock After Exchange	Membership Units Before Exchange

Options – issued	2,161,920	389,490
Warrants – issued	1,012,757	182,457

Options – weighted average exercise price	$0.579	$3.210
Warrants – weighted average exercise price	$0.229	$1.270

Since all common and preferred membership units of X-Factor were exchanged for shares of common stock of the Company, we have replaced all references to common and preferred membership units with a reference to common stock.

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

Concentration of Credit Risk (See Note 15)

At various times, certain balances at a financial institution may exceed the Federal Deposit Insurance Corporation's (“FDIC”) limit. At June 30, 2013, the Company’s cash balances did not exceed such FDIC levels.  Management regularly monitors the financial condition of the institution it works with, along with their balances in cash and endeavors to keep this potential risk at a minimum, and has not experienced any collection losses with this institution.

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

 Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the six and three months ended June 30, 2013 and 2012.

Loss per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the periods.   Prior to the Merger in 2012, X-Factor was not obligated, as an LLC, to calculate and present loss per share.  As such, it is not practicable for the Company to determine the historical net loss (and net loss per share) from January 1, 2012 through June 30, 2012.  However, the Company has presented unaudited pro forma loss per share for the six and three months ended June 30, 2012, as if the Merger occurred on January 1, 2012 and the related shares were outstanding for the six and three months ended June 30, 2012. Such pro forma loss per share is presented below:

	Six Months	Three Months
	Ended	Ended
	June 30, 2012	June 30, 2012
Pro forma net loss attributable to common stockholders:	$(1,907,944)	$(716,901)
Basic and diluted loss per share	$(0.13)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	14,264,887	14,264,887

The historical loss per share for the six and three months ended June 30, 2013 is presented below:

	Six Months	Three Months
	Ended	Ended
	June 30, 2013	June 30, 2013
Historical net loss attributable to common stockholders:	$(870,847)	$(265,465)
Basic and diluted loss per share	$(0.05)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	17,492,449	17,698,370

Diluted loss per share for the six and three months ended June 30, 2013 is the same as basic loss per share. Potential shares of common stock associated with outstanding options and warrants and shares issuable upon conversion of our convertible notes (totaling 9,109,228 and 4,291,107 as of June 30, 2013 and 2012, respectively) have been excluded from the calculations of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company has certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these arrangements, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately using vendor-specific objective evidence. Revenue from multi-year licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Unearned revenue also consists of future maintenance and upgrade services that will be provided by the Company in future periods under terms of a non-refundable service contract.  The revenues are principally derived from the following two services.

	Six Months		Three Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Digital media software and services	$294,751	$71,684	$212,072	$35,069
Webcasting	93,149	254,109	36,165	107,795
	$387,900	$325,793	$248,237	$142,864

Derivative Financial Instruments

The Company's objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds.  Derivatives are recognized in the balance sheet at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging " (“ASC Topic 815”).   Under ASC Topic 815, the estimated fair value of derivative liabilities is revalued at each balance sheet date with the changes in value, if any, recorded in the other (income) expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

Financial Instruments with Anti-Dilution Features

The Company has issued 605,203 warrants that contain a weighted average anti-dilution feature that in certain circumstances could provide the warrant holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date.   On the balance sheet date, the Company evaluates the fair value of the warrants using a valuation model and the net difference, if material, between their previous periods’ fair values and their current fair values is recorded in the other (income) expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

With the sales of common stock in the June 2013 Offering the anti-dilution feature in these warrants will require the Company to issue an additional 13,699 warrants and the Company will reduce the weighted average exercise price of the warrants from $0.757 to $0.740 per share.

Advertising and Marketing Expense

Advertising and marketing costs are expensed as incurred and included in general and administrative expenses. Advertising and marketing expenses for the six months ended June 30, 2013 and 2012 were $22,857 and $14,145, respectively.  Advertising and marketing expenses for the three months ended June 30, 2013 and 2012 were $19,430 and $6,645, respectively.

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

In April 2013, the Company issued 120,000 shares of common stock to an attorney in settlement of our payable to them by $90,000.

Professional Fees (see Note 18)

Professional Fees Related to the Merger have been expensed as incurred.   Professional fees related to the Offerings are offset against the proceeds from the sale of that stock.

 Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws. Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amount will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets of $1,102,000 (principally composed of a $753,000 net operating loss (“NOL”) and $298,000 of compensation expenses) at June 30, 2013. From the effective date of the Merger through December 31, 2012 and the 2013 period the Company did not record a benefit for income taxes.  At June 30, 2013 the Company had Federal and New Jersey NOL carry-forwards of approximately $1,882,000 which begin to expire in 2032. The utilization of our NOL for Federal income tax purposes sustained by the Company may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership, or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

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

There were no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2013 and December 31, 2012, or for the six and three months ended June 30, 2013 and 2012.

Fair Value Disclosures

The Company has financial instruments, principally accounts receivable, accounts payable, loans payable, notes payable and accrued expenses. We estimate that the fair value of these financial instruments at June 30, 2013 and December 31, 2012 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the Company presents certain common stock warrants and embedded conversion features (associated with various convertible notes—See Notes 11 and 12) and accounts for such derivative financial instruments at fair value, such derivatives are impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The Company's future results may be materially impacted by changes in the Company's closing stock price as of the date it prepares future periodic financial statements.

The Company measures fair value as required by the FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company has no financial instruments that merit classification as Level 1 or 2 assets and liabilities.  The Company's liability for derivative financial instruments is considered a Level 3 liability at June 30, 2013 and December 31, 2012.  The fair value of this liability is determined using the most recent sale of a common share and the number of shares that are not considered fixed and determinable under the conversion features (see Note 13).

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

Related Parties who are not officers of the Company provided product development, legal and management services to the Company for $0 and $48,236 for the six months ended June 30, 2013 and 2012, respectively.  These services amounted to $0 and $21,746 for the three months ended June 30, 2013 and 2012, respectively.

Included in accounts payable are $102,745 and $103,445 as of June 30, 2013 and December 31, 2012, respectively, owed to Related Parties.

Included in accrued expenses are $74,734 and $0 as of June 30, 2013 and December 31, 2012, respectively, owed to Related Parties.

The Company leases office and technical operations space and purchases various communication services from a Related Party totaling $15,867 and $21,992 for the six months ended June 30, 2013 and 2012, respectively.  These services amounted to $7,500 and $11,547 for the three months ended June 30, 2013 and 2012, respectively.

Note 5 – Holdings’ Capital Stock (see Notes 16, 17 and 20)

We are authorized by our certificate of incorporation to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.0001 per share and 20,000,000 are shares of preferred stock, par value $.0001 per share.  As of June 30, 2013, there are 18,155,471 shares of common stock outstanding and no shares of preferred stock outstanding.  All outstanding shares of common stock are of the same class and have equal rights and attributes.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.  All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the board of directors out of funds legally available, subject to the rights of any preferred stock we issue.  In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities, subject to the rights of any preferred stock we issue. The stockholders do not have cumulative or pre-emptive rights.

Note 6 - Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Equipment and software	$515,331	$515,331
Leasehold improvements	3,210	3,210
Equipment and leasehold improvements, at cost	518,541	518,541
Accumulated depreciation and amortization	(502,846)	(493,836)
	$15,695	$24,705

Depreciation and amortization expense totaled $9,010 and $32,109 for the six months ended June 30, 2013 and 2012, respectively.  Depreciation and amortization expense totaled $4,501 and $16,044 for the three months ended June 30, 2013 and 2012, respectively.

Included in equipment and software as of both June 30, 2013 and December 31, 2012 is $219,811 of assets under capital leases, which had accumulated depreciation and amortization of $218,506 and $215,172 as of June 30, 2013 and December 31, 2012, respectively.

Note 7 – Other Current Assets

Other current assets consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Note receivable	$12,121	$11,563
Prepaid insurance	11,329	12,294
Prepaid leases	3,360	3,936
	$26,810	$27,793

In August 2011, the Company entered into a $10,000 convertible note receivable with a strategic partner which originally matured in August 2012 and bears interest at prime plus 8.00% per annum (11.25% at June 30, 2013 and December 31, 2012). Interest is accrued and paid on the maturity date and the note is convertible into common stock of the borrower at the option of the Company.  The Company has extended the maturity date of the note to December 31, 2013 and accordingly has classified this note as a current asset.  This strategic partner has developed a kiosk software application that is synergistic with the Company’s digital media platform.

Note 8 – Accrued Expenses

Accrued expenses consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Compensation and payroll taxes (A)	$220,423	$112,506
Operating expenses payable	15,000	2,630
Travel and related expenses	6,388	21,771
Accrued interest payable	6,814	306
	$248,625	$137,213

(A)
The Company has temporarily delayed the payment of some of the compensation paid to certain employees and officers.  These funds will bear interest at 8.5% interest and will be paid when sufficient cash is available.

Note 9 - Unearned Revenues

Unearned, non-refundable revenues as of June 30, 2013 are expected to be earned during the twelve months ended June 30, 2014.

Note 10 - Line of Credit

The Company has a revolving line of credit in the amount of $100,000 with JPMorgan Chase Bank of which $97,836 and $97,846 was outstanding as of June 30, 2013 and December 31, 2012, respectively.  Interest accrues at a defined prime rate plus 0.5% (3.75% at June 30, 2013 and December 31, 2012). This line of credit has a secured interest in all business assets, inventory, equipment, accounts receivable, general intangibles, chattel paper, documents, instruments, and letter of credit rights. In addition, the line of credit is personally guaranteed by the President of the Company. There is no maturity date for the line of credit and there are no debt covenants.

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

The percentages of revenue to be used in the calculation of the debt service payment are as follows:

Debt Service Payment Based on Revenue for the year ended or ending	% of Revenue	Date Debt Service Paid
December 31, 2012	4%	July 1, 2013
December 31, 2013	5%	July 1, 2014
December 31, 2014	6%	July 1, 2015
December 31, 2015	7%	July 1, 2016
	Balloon	August 1, 2016

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

 Notes payable consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Notes payable	$337,306	$337,306
Discount	(6,976)	(8,104)
Note payable, net of discount	330,330	329,202
Less: current portion of notes payable, net of discount of $2,256(A)	(24,800)	(24,800)
Notes payable, net of current portion	$305,530	$304,402
`
(A) The Company made a payment of $27,056 (4% of 2012’s revenue) on July 1, 2013.

Note 12 - Notes Payable – Related Parties

The following notes payable, to individuals that the Company considers to be Related Parties (as described in Note 4), are outstanding;

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

(B)
In March 2012, the Company issued a promissory note to an acquaintance of the President in an aggregate principal amount of $60,920 for an aggregate purchase price of $50,000.   In August 2012, $30,920 of this promissory note along with accrued interest of $367 was repaid and we issued 40,000 shares of our common stock at a price of $0.75 per share, in exchange for the conversion of the remaining $30,000 of this promissory note.   This note was unsecured and beginning on August 1, 2012, bore interest at 10% per annum payable on the maturity date.   The $10,920 difference between the amount loaned to the Company and the face amount of the promissory note was classified as a discount of the note and was expensed; using the effective interest method, over a four month period, the date that interest began to accrue on the promissory note. The effective interest rate of this note was 16.4% in 2012.

(C)
The Company has two notes payable outstanding to the President of the Company and another officer of the Company. The maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by the Company to the NJEDA has been paid by the Company.  These notes are unsecured and bear interest at 8.50% per annum.  Interest is required to be paid monthly, however, when interest payments have not been paid, the Company and these Related Parties have settled such amounts by issuing additional promissory notes equivalent to the related interest expense.  Unpaid interest of $7,605 and $7,644 was converted to additional promissory notes in the six months ended June 30, 2013 and 2012, respectively. Unpaid interest of $3,863 and $3,866 was converted to additional promissory notes in the three months ended June 30, 2013 and 2012, respectively. In February 2012 these notes were amended to make them convertible into equity at a conversion rate of $0.595 per share of common stock of the Company.  The Company recorded a charge of $52,329 associated with the amendment in February 2012.  The unpaid principal and interest of these notes amounted to $186,126 and $178,521 as of June 30, 2013 and December 31, 2012, respectively.

(D)
The Company has two notes payable outstanding to current stockholders of the Company.  When X-Factor entered into the NJEDA agreements, the Company ceased making principal payments on these notes to be in compliance with the NJEDA note.   These notes were amended in February 2012 and the maturity date of these notes is the later of August 1, 2014 or such date when all debt owed by X-Factor to the NJEDA has been paid.   These notes are unsecured and bear interest at a rate of 8.5% per annum and were initially convertible into equity at a conversion rate of $0.649 per share of common stock.  In February 2012, these notes were amended to make them convertible into equity at a conversion rate of $0.595 per share of common stock of the Company.  The Company recorded a charge of $60,668 associated with the amendment in February 2012.  In addition, beginning in March 2012, interest was paid quarterly in arrears in the form of additional convertible promissory notes.  In August 2012 these stockholders sold $123,427 of these promissory notes to investors and in September 2012 we issued 207,440 shares of our common stock to the investors at a price of $0.595 per share, in exchange for the conversion of those promissory notes along with $856 of accrued interest.   Unpaid interest of $3,442 and $5,512 was converted to additional promissory notes in the six months ended June 30, 2013 and 2012, respectively.  Unpaid interest of $1,748 and $4,118 was converted to additional promissory notes in the three months ended June 30, 2013 and 2012, respectively.  The unpaid principal and interest of these notes amounted to $84,212 and $80,770 as of June 30, 2013 and December 31, 2012, respectively.  The effective interest rate of these notes was 11.7% in 2012.

Detachable warrants to acquire 48,216 shares common stock of the Company at $0.819 with an expiration date of January 2018 were issued in connection with the above mentioned notes. The $16,346 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.  The $16,346 fair value is classified as a discount of the notes and was expensed, using the effective interest method, over the original terms of the debt.  When the notes were amended in February 2012 the unamortized discount of $841 was expensed to Loss on Modification or Extinguishment of Debt.  The unamortized discount related to these warrants amounted to $0 and $1,188 as of June 30, 2013 and December 31, 2012, respectively.

(E)
In 2011, the Company issued promissory notes, each in the principal amount of $25,000, to two stockholders of the Company.  These notes initially matured in three months and bore interest at 10% on any overdue principal.  One note was repaid in 2011 while the maturity date of the other note was amended to the later of August 1, 2014 or such date when all debt owed to the NJEDA has been paid by the Company.   In February 2012, this note was amended to make it convertible into equity at a conversion rate of $0.595 per share of common stock of the Company, with interest to be paid quarterly in arrears in the form of additional convertible promissory notes.  Unpaid interest of $962 and 1,321 was converted to additional promissory notes in the six months ended June 30, 2013 and 2012, respectively. Unpaid interest of $472 and $669 was converted to additional promissory notes in the three months ended June 30, 2013 and 2012, respectively. The Company recorded a charge of $8,299 associated with the amendment in February 2012.  In June 2013 and 2012, respectively, $2,333 and $4,700 due from this investor, which was included in accounts receivable, was offset against this note.  The unpaid principal and interest of this note amounted to $22,128 and $23,389 as of June 30, 2013 and December 31, 2012, respectively.

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

(F)
In 2011, the Company raised $800,000 by issuing convertible notes to certain stockholders of the Company (the “Bridge Notes”).  The Bridge Notes bear interest at 6.00% per annum, payable quarterly in arrears, and are convertible at the option of the Company into additional Bridge Notes.  Unpaid interest of $0 and $19,068 was converted to additional promissory notes in the six months ended June 30, 2013 and 2012, respectively.  Unpaid interest of $0 and $6,892 was converted to additional promissory notes in the three months ended June 30, 2013 and 2012, respectively.  The Bridge Notes originally matured on the first anniversary of their issuance ($600,000 of the principal amount) or on August 1, 2014 ($200,000 of the principal amount), or could be prepaid at the Company’s option, and are subordinated to the Company’s NJEDA debt. These notes were amended in February 2012 and the related maturity date of these notes was amended to be the later of: (a) August 1, 2014 or (b) such date when all debt owed to the NJEDA has been paid by the Company.  The Bridge Notes are convertible to an equity interest in the Company using a conversion price which will be based on defined terms of a future equity offering.  In connection with the issuance of the Bridge Notes, for each $100,000 of notes issued, holders of Bridge Notes received 163,182 shares of common stock of the Company (the “Issued Shares”).  As a result of the issuance of the Issued Shares we considered the Bridge Note investors to be Related Parties; $600,000 of the Bridge Notes are convertible into shares of common stock of the Company at the option of the holders, while $200,000 of the Bridge Notes must be converted to equity of the Company in the event of a future equity offerings.  We also paid our investment bankers a fee of 10% of the gross proceeds of the financing. The $80,000 fee was classified as prepaid financing costs and was expensed, using the effective interest method, over the terms of the Bridge Notes and expensed as a component of Loss on Modification or Extinguishment of Debt. Upon the closing of the Merger, $728,049 of Bridge Notes ($700,000 of principal and $28,049 of unpaid interest) was converted into 970,733 shares of common stock of the Company. In August 2012, $105,845 owed for the remaining Bridge Notes ($100,000 of principal and $5,845 of unpaid interest) was repaid.

We accounted for the issuance of the Bridge Notes and the Issued Shares by allocating the $800,000 of proceeds received to each of the instruments based on their relative fair value.  The fair value of the Issued Shares was based on recent sales of shares of common stock.  Since the redemption amount of the Bridge Notes is convertible into shares of common stock, we recorded the effects of a beneficial conversion feature. The value of the beneficial conversion feature was limited to the proceeds allocated to the Bridge Notes.  The $457,600 value of the Issued Shares and the $342,400 value of the beneficial conversion feature was classified as a discount of the Bridge Notes and expensed, using the effective interest method, over the terms of the Bridge Notes.    The effective interest rate of the Bridge Notes and the beneficial conversion features (adjusted for the amended terms of the maturity date of the Bridge Notes) was approximately 41%.

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

Note 13 – Derivative Financial Instruments

The holders of Notes Payable – Related Parties, with $292,466 and $282,680 of principal as of June 30, 2013 and December 31, 2012, respectively, have the option to convert the notes to equity at a conversion rate of $0.595. When the notes were issued, the fair value of a share of common stock of the Company was $0.819. The related fair value of the embedded beneficial conversion feature is treated as a derivative liability. The derivative liability is periodically measured as the difference between the conversion price and the then current fair value of a share of common stock multiplied by the number of shares of common stock that will be issued at the conversion price.  Any change in the fair value of a share of common stock or any increase in the notes will cause a change in the derivative liability, which is then recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet.  The amendment of certain Notes Payable – Related Parties in February 2012 to make them convertible into equity at a conversion rate of $0.624 per share of common stock of the Company or to reduce their conversion rate from $0.649 to $0.624, required the recording of the $121,296 fair value of this embedded beneficial conversion feature.  The $39,130 derivative liability was reclassified to Consolidated Statements of Stockholders' Deficit when the related notes were amended in February 2012.  The conversion of certain Notes Payable – Related Parties in August 2012 caused the $123,823 derivative liability related to those notes to be reclassified to the Consolidated Statements of Stockholders' Deficit.   For the purposes of calculating the derivative liability we used the stock price of $0.56 and $0.75 based on recent private sales of the Company’s common stock as of June 30, 2013 and December 31, 2012, respectively.

In 2012, the Company issued 605,203 warrants to the Placement Agent (428,740 with a three year term) and NJEDA (176,463 with a ten year term) that contain a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At June 30, 2013 and December 31, 2012 the Company evaluated the fair value of the warrants using a valuation model and the net difference was not significant between their previous periods’ carrying values and their current fair values on June 30, 2013 and December 31, 2012.

Pursuant to the requirements of ASC Topic 820, the Company has provided fair value disclosure information for relevant assets and liabilities in the accompanying financial statements.  The following summarizes liabilities which have been accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, along with the bases for the determination of fair value:

	Quoted Prices	Observable	Unobservable
	In Active	Measurement	Measurement
	Markets	Criteria	Criteria	Total
June 30, 2013:
Derivative instruments (A )	—	—	$(27,006)	$(27,006)

December 31, 2012:
Derivative instruments (A )	—	—	$(165,640)	$(165,640)

Note (A) – Embedded beneficial conversion and anti-dilution features.

The changes in Level 3 instruments, which are comprised of the embedded conversion feature included in the notes, are measured on a recurring basis for the six months ended June 30, 2013 and 2012 and are presented below:

	June 30,	June 30,
	2013	2012
Derivative financial instruments, beginning of period	$165,640	$39,130
Cancellation of derivative – reclassified to stockholders’ deficit	—	(39,130)
Recognition of beneficial conversion feature of notes after modification of debt (recognized in results of operations)	—	121,296
Change in fair value of derivative financial instruments (recognized in the results of operations)	(138,634)	(41,079)
Derivative financial instruments, at end of period	$27,006	$80,217

Note 14 – Interest Expense

The components of interest expense for the six and three months ended June 30, 2013 and 2012 are presented below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Notes payable – Related Parties	$12,009	$36,377	$6,084	$15,546
Notes payable - Related Parties – discount amortization	—	126,945	—	20,602
Note payable – NJEDA	10,175	12,783	5,115	5,889
Unpaid compensation	4,309	—	4,309	—
Accounts payable	3,386	11,719	1,966	7,940
Note payable - NJEDA – discount amortization	1,128	5,194	564	2,466
Amortization of prepaid financing costs	—	11,869	—	858
Obligations under capital leases	1,133	1,687	709	764
Line of credit	1,442	1,855	1,126	928
Interest income – notes receivable	(558)	(561)	(281)	(280)
	$33,024	$207,868	$19,592	$54,713

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

In August 2012 the Company’s Board of Directors approved a 2012 Long-Term Incentive Plan (the "2012 Plan").  This plan reserved 5,000,000 shares of the Company’s common stock to be used for the purpose of making awards under the 2012 Plan.   Options granted under the 2012 Plan to employees are non-statutory stock options unless the plan is approved by the stockholders of the Company by August 2013, in which case the grants will be incentive stock options.  Options granted under the 2012 Plan to consultants are non-statutory stock options.  There are 1,070,672 options available for granting under the 2012 Plan as of June 30, 2013.

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

A summary of options granted, exercised, forfeited and outstanding for the six month period ended June 30, 2013, which are convertible into common shares of common stock of the Company, is presented below:

	Outstanding		Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Outstanding, January 1, 2013	5,600,590	$0.689	4,414,828	$0.671
Granted	173,500	0.740
Forfeited or expired	—	—
June 30, 2013	5,774,090	$0.691	5,125,756	$0.683

Additional information as of June 30, 2013, with respect to all outstanding options:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Range of Price	Options	Life (In Years)	Price	Options	Price

$0.364	1,134,499	3.5	$0.364	1,134,499	$0.364
0.659 – 0.780	3,427,157	9.0	0.744	2,828,823	0.743
0.825 – 0.865	1,212,434	8.0	0.846	1,162,434	0.847
0.364 – 0.865	5,774,090	7.7	0.691	5,125,756	$0.683

A summary of nonvested options as of and changes during the six month period ended June 30, 2013, is presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding, January 1, 2013	1,185,762	$0.759
Granted	173,500	0.740
Vested	(710,928)	0.758
Forfeited or expired	—	—
December 31, 2012	648,334	0.756

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average activity and assumptions during the six months ended June 30, 2013 (there were no options granted in the 2012 periods):

Six Months
Ended
June 30, 2013
Number of options granted	173,500
Exercise price	$0.74
Risk-free interest rate	1.2%
Expected lives in years	7.0
Expected volatility	26.3%
Expected dividend yields	None
Fair value of common stock	$0.74
Fair value per option	$0.218
Fair value of options granted	$37,823

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

The non-cash compensation expense related to all options was allocated as follows for the six and three months ended June 30, 2013 (there was no option expense for the six and three months ended June 30, 2012:

	Six Months	Three Months
	Ended	Ended
	June 30, 2013	June 30, 2013
Salaries and fringe benefits	$50,799	$18,555
General and administrative	158,436	39,423
	$209,235	$57,978

There is $106,725 of additional compensation expense related to all options, assuming that the options vest, to be recognized as of June 30, 2013 over the next two years.

Note 17 - Warrants

A summary of warrants granted, exercised, forfeited and outstanding as of, and for the six month period ended June 30, 2013, which are convertible into common shares of common stock of the Company, is presented below (all warrants are exercisable upon date of grant):

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding, January 1, 2013	1,788,775	$0.461
Granted	1,054,824	1.471
Forfeited or expired	—	—
Outstanding, June 30, 2013	2,843,599	$0.836

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average activity and assumptions during the six months ended June 30, 2013 and 2012:

Six Months
Ended
June 30, 2013

Number of warrants granted	1,054,824
Exercise price	$1.471
Risk-free interest rate	1.0%
Expected lives in years	4.2
Expected volatility	26.7%
Expected dividend yields	None
Fair value of common stock	$0.600
Fair value per warrant	$0.038
Fair value of warrants granted	$39,851

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

Additional information as of June 30, 2013, with respect to all outstanding warrants:

	Outstanding
		Weighted
		Average	Weighted
	Number	Remaining	Average
	Of	Contractual	Exercise
Range of Price	Warrants	Life (In Years)	Price

$0.002	743,939	7.8	$0.002
0.750 – 0.90	1,296,086	3.8	0.810
1.100	401,787	3.0	1.100
2.200	401,787	5.0	2.220
$0.002 – 2.200	2,843,599	4.9	0.836

The 803,574 warrants with exercise prices of $1.10 and $2.20 per share, issued in the June 2013 Offering, include a mandatory redemption clause in which the Company has the right to redeem any of these unexercised warrants for $0.01 per warrant when the Company’s stock price has met certain defined criteria   The Company will provide the warrant holder with 20 days notice of their intention to redeem the warrants and during that period the holder has the right to exercise all or a portion of the warrants.

The non-cash compensation expense related to warrants was allocated as follows for the six and three months ended June 30, 2013 and 2012:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

General and administrative	$—	$3,960	$—	$2,475
Loss on modification or extinguishment of debt	—	841	—	—
Interest expense – amortization of warrants	916	6,613	408	2,221
	$916	$11,414	$408	$4,696

There is no additional compensation expense related to warrants that is to be recognized as of June 30, 2013 (excluding the $5,026 of amortization of warrants to debt holders).

Note 18 – Offerings

During the six months ended June 30, 2013, we sold shares of our common stock and warrants to investors to acquire shares of common stock in the following offerings.

	December 2012 Offering	June 2013 Offering	Total

Shares sold	418,750	401,787	820,537
Gross proceeds	$335,000	$225,000	$560,000
Warrants issued – exercise price of $0.90	209,375	—	209,375
Warrants issued – exercise price of $1.10	—	401,787	401,787
Warrants issued – exercise price of $2.20	—	401,787	401,787

The following is a summary of the cash and equity-based compensation costs of the December 2012 Offerings for the six months ended June 30, 2013:

	Number of	Cost or
	Warrants	Valued at
Cash costs:
Placement Agent 10% fee of proceeds (Note A)	—	$33,500
Legal fees	—	24,738
Total cash costs	—	58,238

Equity-based compensation:
Warrants issued to Placement Agent (Note B)	41,875	5,918
Warrants issued to investors in December 2012 Offering (Note C)	209,375	29,594
Warrants issued to investors in June 2013 Offering (Note D)	803,574	4,339
Total equity-based compensation	1,054,824	39,851
Total costs	1,054,824	$98,089

Note A – the Placement Agent receives the 10% fee on customers that they introduce to the Company.  All of the investors in the December 2012 Offering were introduced by the Placement Agent while none of the investors in the June 2013 Offering were introduced by the Placement Agent.

Note B – the Placement Agent receives warrants equal to 10% of the shares issued to investors that they introduce to the Company.   The warrants issued in the December 2012 Offerings had an exercise price of $0.90 per share and a five year term. The $5,918 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

Note C – the investors that purchased shares in the December 2012 Offering received warrants equal to 50% of the shares issued in the December 2012 Offering.  The warrants issued in connection with the December 2012 Offering had an exercise price of $0.90 per share and a five year term.   The $29,594 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

Note D – the investors that purchased shares in the June 2013 Offering received warrants equal to 200% of the shares issued in the June 2013 Offering.  Fifty percent of the warrants issued in connection with the June 2013 Offering had an exercise price of $1.10 per share and a three year term while the remaining warrants had an exercise price of $2.20 and a five year term.   The $4,339 estimated fair value of the warrants was calculated using the Black-Scholes option valuation model.

The $58,238 of cash costs of the offerings were charged to Additional Paid-in Capital.  The $39,851 of equity-based compensation costs, related to the warrants issued to the Placement Agent and investors, was charged to Additional Paid-in Capital with a related credit to Additional Paid-in Capital for the same amount.

Note 19 - Commitments and Contingencies

Lease Commitments

The Company leases equipment under a non-cancelable lease arrangement at an interest rate of 17.6% per annum.  The Company also leases its primary office facility from a Related Party under a non-cancelable operating lease that expired on February 28, 2011.  Upon the expiration of the original term, the lease term was modified to provide for the facility rental on a month-to-month basis.  Rent expense totaled $10,800 for each of the six months ended June 30, 2013 and 2012.  Rent expense totaled $5,400 for each of the three months ended June 30, 2013 and 2012.

The future minimum payments for the capital lease as of June 30, 2013 are as follows:

Total future minimum lease payments in 2013	$5,303
Amount representing interest	(228)
Present value of future minimum lease payments (all current)	$5,075

Placement Agent Agreement

In December 2012, and amended in June 2013, the Company entered into an Investment Banking Agreement with its Placement Agent.    For investors introduced to the Company by the Placement Agent they will receive 10% of the gross proceeds raised in an offering, 10% warrant coverage with an exercise price equal to the price of any warrants granted in the offering.    The initial term of this agreement was for three months and was extended by the Company for an additional three month term and the agreement shall continue on a month to month basis.  Either the Company or the placement Agent may cancel this agreement upon thirty days notice.  For a year following the cancellation of the agreement the Company will still be obligated to pay fees for any leads introduced by the Placement Agent for financing, investors, or acquisitions.

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

Software Development Agreement

In April 2012 the Company entered into Software Development Agreements with two individuals and as of June 30, 2013 the services have been provided under these agreements and options to purchase 370,000 shares of common stock that were granted in 2012 to these individuals vested.

Note 20 - Subsequent Events

Management evaluated subsequent events through the date that the Company's consolidated financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these consolidated financial statements were issued, other than the following:

Additional amounts raised in June 2013 Offering

In connection with the June 2013 Offering, subsequent to June 30, 2013 we issued an aggregate of 669,644 shares of our common stock at a price of $0.56 per share, for gross proceeds of $375,000.   The purchasers also received warrants to acquire 669,644 shares at $1.10 with a three year term and warrants to acquire 669,644 shares at $2.20 with a five year term in connection with this raise.   The Placement Agent received $25,000 (10% of the gross proceeds of investors they introduced) and warrants to acquire 22,322 shares at $1.10 with a five year term and warrants to acquire 22,322 shares at $2.20 with a five year term in connection with this raise.

Appointment of new member of Board of Directors

On July 16, 2013 the Board of Directors of the Company appointed a new director who will receive a restricted grant of 140,000 shares of the common stock and an option to purchase an additional 140,000 shares of common stock at an exercise price of $0.56 per share.  These restricted common shares and options will vest over the two year period ending July 1, 2015.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited balance sheets as of December 31, 2012 and 2011 and the related statements of operations and members’ deficit and cash flows for each of the years then ended and the notes attached thereto and the unaudited consolidated balance sheet as of June 30, 2013 and the related unaudited consolidated statements of operations and stockholders’  deficit for the six and three months ended June 30, 2013 and 2012 and unaudited consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and the notes attached thereto. Such June 30, 2012 financial statements exclude the effects of the Merger and the related reorganization. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of those expected for a full year.

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

Liquidity and Capital Resources

At June 30, 2013 the Company had a stockholders' deficit of $1,302,884, a working capital deficiency of $720,583 and incurred a net loss of $870,847 for the six months then ended and a net loss of $3,420,138 in the year ended December 31, 2012.   There can be no assurance that: (1) existing stockholders will continue to support the operational and financial requirements of the Company, (2) that the Company will be able to raise sufficient equity or (3) that the Company will continue to be able to comply with existing covenants with creditors in future periods. While the Company has been successful to date in raising funds through sales of securities, the Company does not currently have any sources of committed funding available. The report of our independent registered public accounting firm on our December 31, 2012 financial statements included a paragraph indicating that there was substantial doubt concerning the Company’s ability to operate as a going concern.  X-Factor has historically incurred net losses and recurring negative cash flows from operations.  Furthermore X-Factor has, in the past, defaulted on debt service payments and been in default of covenants in certain debt agreements and there are no assurances that investors will continue to support X-Factor or that X-Factor will be able to raise sufficient capital or debt financing to sustain operations.  All of these conditions raise substantial doubt about X-Factor’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying value of assets and liabilities that might result from the outcome of these uncertainties.

During the six months ended June 30, 2013 the Company sold 820,537 shares of its common stock for gross proceeds of $560,000 (see Note 18) and an additional 669,644 shares of its’ common stock for gross proceeds of $375,000 subsequent to June 30, 2013 (see Note 20) .

The Company believes that the remainder of net cash proceeds received from the sale of securities in the Offerings will only provide sufficient equity to fund its operations for the next three to four months from the date of filing this Quarterly Report on Form 10-Q.  Additional significant amounts of capital will be needed to be raised to continue the Company’s operations. There are no assurances, however, that the Company will be able to raise additional capital as may be needed, or increase revenue levels and profitability.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms, it could have a material adverse effect on the Company's financial condition, future operations and cash flows.

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

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, principally equipment and leasehold improvements, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no impairment losses recognized in the six and three months ended June 30, 2013 and 2012.

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

Financial Instruments with Anti-Dilution Features

The Company has issued 605,203warrants that contain a weighted average anti-dilution feature that in certain circumstances could provide the warrant holders with protection against changes in the market value of the Company's common stock; accordingly, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date.   On the balance sheet date the Company evaluates the fair value of the warrants using a valuation model and the net difference, if material, between their previous periods’ fair values and their current fair values is recorded in the other (income) expense section of the accompanying Consolidated Statements of Operations and in derivative financial instruments of the liability section of the Consolidated Balance Sheets.

With the sales of common stock in the June 2013 Offering the anti-dilution feature in these warrants will require the Company to issue an additional 13,699 warrants and the Company will reduce the weighted average exercise price of the warrants from $0.757 to $0.740 per share.

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

Income Taxes

Holdings operates as a “C” corporation. Prior to the Merger, the members of X-Factor elected to be treated as a limited liability corporation, under the applicable provisions of the Internal Revenue Code and State of New Jersey tax laws. Holdings uses the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amount will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets of $1,102,000 (principally composed of a $753,000 net operating loss (“NOL”) and $298,000 of compensation expenses) at June 30, 2013. For the period from the effective date of the Merger through December 31, 2012 and 2013 periods the Company did not record a benefit for income taxes.  At June 30, 2013 the Company had Federal and New Jersey NOL carry-forwards of approximately $1,882,000 which begin to expire in 2032. The utilization of our NOL for Federal income tax purposes sustained by the Company may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership, or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

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

There were no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2013 and December 31, 2012, or for the six and three months ended June 30, 2013 and 2012.

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

Results of Operations

Six months ended June 30, 2013 (the “2013 Period”) compared to the six months ended June 30, 2012 (the “2012 Period”)

Revenues - Revenues increased $62,107, or 19.1%, in the 2013 Period to $387,900 from $325,793 in the 2012 Period.  The primary reason in the increase was completion of our new version of our digital media software partially offset by a decrease in Webcasting revenues which was caused by two major customers transitioning their business to their in-house systems.  The following are the changes in the components of X-Factor’s revenues:

			Favorable
	June 30,		(Unfavorable)
	2013	2012	Change
Digital media software and services	$294,751	$71,684	$223,067
Webcasting	93,149	254,109	(160,960)
Total revenues	$387,900	$325,793	$62,107

Cost of revenues – Cost of revenues decreased $14,075, or 10.6% in the 2013 Period to $119,083 from $133,158 in the 2012 Period.  Cost of revenues, as a percentage of revenues, were 30.7% in the 2013 Period and 40.9% in the 2012 Period.  This decrease in the cost of revenues as a percentage of revenues is primarily related to the sale of high margin digital media software.

Gross Profit – Gross profit increased $76,182, or 39.5% in the 2013 Period to $268,817 from $192,635 in the 2012 Period.  Gross profit, as a percentage of revenues, was 69.3% in the 2013 Period and 59.1% in the 2012 Period.

Salaries and fringe benefits expenses – Compensation costs increased $234,897, or 106.3% in the 2013 Period to $455,772 from $220,875 in the 2012 Period.  Compensation costs, as a percentage of revenues, were 117.5% in the 2013 Period and 67.8% in the 2012 Period.  The primary reason for the increase in costs during the 2013 Period was the increase to 6 employees in the 2013 Period from 3 employees in the 2012 Period.

			Favorable
	June 30,		(Unfavorable)
	2013	2012	Change
Salaries	$348,085	$163,458	$(184,627)
Equity-based compensation	50,799	—	(50,799)
Commissions and bonuses	387	31,489	31,102
Employee insurance	9,390	9,576	186
Payroll taxes	47,111	16,352	(30,759)
Total salaries and fringe benefits	$455,772	$220,875	$(234,897)

General and administrative expenses - General and administrative expenses decreased $63,442, or 7.6% in the 2013 Period to $775,241 from $838,683 in the 2012 Period. General and administrative expenses, as a percentage of revenues, were 199.9% in the 2013 Period and 257.4% in the 2012 Period.  The following are the significant changes in the components of the Company’s general and administrative expenses:

			Favorable
	June 30,		(Unfavorable)
	2013	2012	Change
Professional fees and consultants – Operations	$287,402	$333,980	$46,578
Professional fees and consultants – Legal (A)	37,301	107,166	69,865
Professional fees and consultants – Accounting (A)	114,302	182,647	68,345
Professional fees and consultants – Equity based (B)	158,436	3,960	(154,476)
Travel (A)	43,194	64,021	20,827
Communication expenses	16,144	26,315	10,171
Insurance (C)	32,559	13,311	(19,248)
SEC printing and filing fees	11,674	21,424	9,750
Computer and office supplies	31,391	46,586	15,195
Advertising and marketing	22,587	14,145	(8,442)
Miscellaneous expenses	20,251	25,128	4,877
Total general and administrative	$775,241	$838,683	$63,442

Note A – 2012 expenses are primarily related to the preparation required to becoming a “Public Company”.
Note B – In 2013 an individual received equity based compensation in lieu of cash compensation for performing software development services.
Note C – Increase is primarily related to a Directors and Officers liability insurance policy the Company obtained upon becoming a “Public Company”.

Depreciation and amortization – Depreciation and amortization expenses decreased $23,099, or 71.9%, in the 2013 Period to $9,010 from $32,109 in the 2012 Period. The decrease was due to some assets being fully depreciated and the absence of equipment and leasehold improvement additions in all periods.

Loss from operations – Loss from operations increased by $72,174, or 8.0% in the 2013 Period to $971,206 from $899,032 in the 2012 Period.

Other (income) expense – Other expense decreased by $1,109,271 in the 2013 Period to income of $100,359 from a loss of $1,008,912 in the 2012 Period.   In the 2012 Period, amendments to, and the conversion of various Notes Payable to Related Parties, caused the related unamortized discounts and financing costs to be expensed and shown as a Loss on Extinguishment or Modification of Debt., due to amendments to Notes Payable, the related unamortized discount costs was expensed and shown as a Loss on Extinguishment or Modification of Debt.   Professional fees related to the Merger were expensed as incurred.  Amendments to various Notes Payable to Related Parties, required the recording of the change in fair value of derivative financial instruments.  The following are the changes in the components of the Company’s other expenses:

			Favorable
	June 30,		(Unfavorable)
	2013	2012	Change
Loss on Extinguishment or Modification of Debt	$—	$515,135	$515,135
Professional fees related to Merger	—	202,867	202,867
Change in fair value of derivative financial instruments for Related Parties	(138,634)	80,217	218,851
Interest	31,896	63,860	31,964
Accretion of discount on notes	1,128	132,139	131,011
Amortization of prepaid financing costs	—	11,869	11,869
Other expenses	5,251	2,825	(2,426)
Total other (income) expenses	$(100,359)	$1,008,912	$1,109,271

Income taxes - As a result of X-Factor being a limited liability company all profits and losses of X-Factor prior to the Merger flowed through to the individual members of X-Factor. Accordingly, X-Factor did not record a tax provision, incur any liability for incomes taxes nor record a benefit for income taxes or any deferred tax assets or liabilities for Federal or state tax purposes.

Holdings operates as a “C” corporation. Net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at June 30, 2013 and for the period from the Merger Date through June 30, 2013 the Company did not record a benefit for income taxes.

Net loss – The increase in gross profit and increase in operating expenses plus the decrease in other expenses caused primarily by non-recurring expenses related to the change in fair value of derivative financial instruments and loss on extinguishment of debt caused the net loss to decrease by $1,037,097 in the 2013 Period to $870,847 from $1,907,944 in the 2012 Period.

Three months ended June 30, 2013 (the “2013 Quarter”) compared to the three months ended June 30, 2012 (the “2012 Quarter”)

Revenues - Revenues increased $105,373, or 73.8%, in the 2013 Quarter to $248,237 from $142,864 in the 2012 Quarter.  The primary reason in the increase in revenues were customer purchases which had been deferred until the completion of our new version of our digital media software partially offset by a decrease in Webcasting revenues which was caused by two major customers transitioning their business to their in-house systems.  The following are the changes in the components of X-Factor’s revenue:

			Favorable
	June 30,		(Unfavorable)
	2013	2012	Change
Digital media software and services	$212,072	$35,069	$177,003
Webcasting	36,165	107,795	(71,630)
Total revenues	$248,237	$142,864	$105,373

Cost of revenues – Cost of revenues decreased $10,478, or 18.0% in the 2013 Quarter to $47,646 from $58,124 in the 2012 Quarter.  Cost of revenues, as a percentage of revenues, were 19.2% in the 2013 Quarter and 40.7% in the 2012 Quarter.  This decrease in the cost of revenues as a percentage of revenues is primarily related to the sale of high margin digital media software.

Gross Profit – Gross profit decreased $115,851, or 136.7% in the 2013 Quarter to $200,591 from $84,740 in the 2012 Quarter.  Gross profit, as a percentage of revenues, was 80.8% in the 2013 Quarter and 59.3% in the 2012 Quarter.  This increase in gross profit is primarily related to the sale of high margin digital media software

Salaries and fringe benefits expenses – Compensation costs increased $90,245, or 70.8% in the 2013 Quarter to $217,638 from $127,393 in the 2012 Quarter.  Compensation costs, as a percentage of revenues, were 87.7% in the 2013 Quarter and 89.2% in the 2012 Quarter.  The primary reason for the increase in costs during the 2013 Quarter was the increase to 6 employees in the 2013 Quarter from 4 employees in the 2012 Quarter.

			Favorable
	June 30,		(Unfavorable)
	2013	2012	Change
Salaries	$170,138	$87,209	$(82,929)
Equity-based compensation	18,555	—	(18,555)
Commissions and bonuses	—	27,031	27,031
Employee insurance	3,863	5,447	1,584
Payroll taxes	25,082	7,706	(17,376)
Total salaries and fringe benefits	$217,638	$127,393	$(90,245)

General and administrative expenses - General and administrative expenses decreased $25,603, or 6.6% in the 2013 Quarter to $361,193 from $386,796 in the 2012 Quarter. General and administrative expenses, as a percentage of revenues, were 145.5% in the 2013 Quarter and 270.7% in the 2012 Quarter.  The following are the significant changes in the components of the Company’s general and administrative expenses:

			Favorable
	June 30,		(Unfavorable)
	2013	2012	Change
Professional fees and consultants – Operations	$118,172	$164,152	$45,980
Professional fees and consultants – Legal (A)	21,270	47,160	25,890
Professional fees and consultants – Accounting	80,027	60,751	(19,276)
Professional fees and consultants – Equity based (B)	39,423	2,475	(36,948)
Travel (A)	26,231	32,782	6,551
Communication expenses	8,192	11,921	3,729
Insurance (C)	16,852	12,844	(4,008)
SEC printing and filing fees	5,857	17,851	11,994
Computer and office supplies	14,695	16,692	1,997
Advertising and marketing	19,430	6,645	(12,785)
Miscellaneous expenses	11,044	13,523	2,479
Total general and administrative	$361,193	$386,796	$25,603

Note A – 2012 expenses are primarily related to the preparation required to becoming a “Public Company”.
Note B – In 2013 an individual received equity based compensation in lieu of cash compensation for performing software development services.
Note C – Increase is primarily related to a Directors and Officers liability insurance policy the Company obtained upon becoming a “Public Company”.

Depreciation and amortization – Depreciation and amortization expenses decreased $11,543, or 71.9%, in the 2013 Quarter to $4,501 from $16,044 in the 2012 Quarter. The decrease was due to some assets being fully depreciated and the absence of equipment and leasehold improvement additions in all periods.

Loss from operations – Loss from operations decreased by $62,752, or 14.1% in the 2013 Quarter to $382,741 from $445,493 in the 2012 Quarter.

Other (income) expense – Other expense decreased by $388,684 in the 2013 Quarter to income of $117,276 from a loss of $271,408 in the 2012 Quarter.   In the 2012 Quarter, amendments to, and the conversion of various Notes Payable to Related Parties, caused the related unamortized discounts and financing costs to be expensed and shown as a Loss on Extinguishment or Modification of Debt., due to amendments to Notes Payable, the related unamortized discount costs was expensed and shown as a Loss on Extinguishment or Modification of Debt.   Professional fees related to the Merger were expensed as incurred.  Amendments to various Notes Payable to Related Parties, required the recording of the change in fair value of derivative financial instruments.  The following are the changes in the components of the Company’s other expenses:

			Favorable
	June 30,		(Unfavorable)
	2013	2012	Change
Loss on Extinguishment or Modification of Debt	$—	$185,273	$185,273
Professional fees related to Merger	—	69,676	69,676
Change in fair value of derivative financial instruments for Related Parties	(140,177)	(41,079)	99,098
Interest	19,028	30,787	11,759
Accretion of discount on notes	564	23,068	22,504
Amortization of prepaid financing costs	—	858	858
Other expenses	3,309	2,825	(484)
Total other expenses	$(117,276)	$271,408	$388,684

Income taxes - As a result of X-Factor being a limited liability company all profits and losses of X-Factor prior to the Merger flowed through to the individual members of X-Factor. Accordingly, X-Factor did not record a tax provision, incur any liability for incomes taxes nor record a benefit for income taxes or any deferred tax assets or liabilities for Federal or state tax purposes.

Holdings operates as a “C” corporation. Net deferred tax assets are evaluated for recoverability and an assessment of whether it is more likely than not that such amounts will be realized. Based on an assessment of all available evidence, a valuation allowance has been established against net deferred tax assets (principally net operating losses) at June 30, 2013 and for the period from the Merger Date through June 30, 2013 the Company did not record a benefit for income taxes.

Net loss – The decrease in gross profit and increase in operating expenses partially offset by the decrease in other expenses caused primarily by non-recurring expenses related to the change in fair value of derivative financial instruments and loss on extinguishment of debt caused the net loss to decrease by $451,436 in the 2013 Quarter to $265,465 from $716,901 in the 2012 Quarter.

Cash flows

At June 30, 2013, the Company had a working capital deficit of $720,583, compared to a working capital deficit of $670,657 at December 31, 2012, an increase in the deficit of $49,926.  The Company had $185,556 in cash at June 30, 2013, compared to $311,843 at December 31, 2012, a decrease of $126,287.

Net cash used in operating activities was $622,409 for the 2013 Period.  The components of the use of funds were a net loss of  $870,847 ($776,957 excluding non-cash charges and credits) and a $64,934 increase in accounts receivable partially offset by a $211,782 net increase in accounts payable and accrued expenses, a $6,159 increase in unearned revenues and a $1,541 decrease in other current assets.  Net cash used in operating activities was $916,543 for the 2012 Period.  The components of the use of funds were a net loss of $1,907,944 ($1,099,231 excluding non-cash charges and credits), $43,217 from a reduction in unearned revenues and a $29,922 increase in other current assets partially offset by a decrease of $153,821 in accounts receivable and a $102,006 increase in accounts payable and accrued expenses.

Cash provided by investing activities in the 2012 Period consisted of a $75,000 reimbursement by the Controlling Stockholders of the deposit advanced by X-Factor towards the acquisition of control of the Company for the purpose of consummating the Merger.

Cash provided by financing activities in the 2013 Period totaled $496,122 and was comprised of $560,000 of gross proceeds from the sale of common stock in the offerings partially offset by $58,238 in direct costs relating to the offerings, $5,630 of principal repayments of lease obligations, and $10 of principal repayments towards the line of credit.  Cash provided by financing activities in the 2012 Period totaled $1,011,303 and was comprised of $560,000 of gross proceeds from the sale of common stock in the offerings and $75,000 from the proceeds of notes payable – related parties and partially offset by $209,407 in direct costs relating to the offerings, $85,227 of principal repayments of notes payable and $5,313 of principal repayments of lease obligations.

Inflation

Inflation has a minimal impact on the operations of the Company

Contractual Obligations

		Payments Due By Period
Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years
Notes payable – Note A	$337,306	$27,056	$206,834	$103,416
Notes payable – related parties	292,466	—	—	292,466
Capital leases	5,303	5,303	—	—
Line of credit – Note B	97,836	97,836	—	—
	$732,911	$130,195	$206,834	$395,882

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2013 and December 31, 2012.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance that revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The guidance also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements became effective for the Company’s financial statements for the period ended June 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which became effective for our 2011 year end.  Since this guidance is only related to financial statement disclosures, there was no impact to the Company’s financial statements as a result of the adoption of this guidance.

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”) (“ASU 2011-04”), which amends FASB ASC Topic 820, “Fair Value Measurement.”  These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS.  Consequently, the amendments change some fair value measurement principles and disclosure requirements.  The adoption of ASU 2011-04 did not have an impact on the Company’s June 30, 2013 financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends FASB ASC Topic 220, “Comprehensive Income.”  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of stockholders’ and members’ deficit was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed.  Additionally, no changes were made to the calculation and presentation of loss per share.  The adoption of ASU 2011-05 did not have an impact on the Company’s June 30, 2013 financial statements as the Company has no items that require reporting as a component of comprehensive loss.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective in providing reasonable assurance of compliance, due largely to the limited amount of Company personnel and the inherent limitations on the segregation of duties and supervisory reviews.

However, the Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheet as of June 30, 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the periods ended in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Holdings has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 1A.     Risk Factors

As a smaller reporting company we are not required to provide this information.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Common Stock

During the quarter ended June 30, 2013, at a purchase price of $0.56 per share, the Company issued an aggregate of 401,787 shares of common stock and three-year warrants to purchase 401,787, shares of common stock at an exercise price of $1.10 per share and five-year warrants to purchase 401,787, shares of common stock at an exercise price of $2.20 per share, for gross proceeds of $225,000 to accredited investors.  Also, during the quarter ended June 30, 2013, at a purchase price of $0.80 per share, the Company issued an aggregate of 218,750 shares of common stock and five-year warrants to purchase 109,375, shares of common stock at an exercise price of $0.90 per share for gross proceeds of $175,000 to accredited investors. The Company paid $17,500 and issued warrants to purchase an aggregate of 21,875 shares of common stock to the placement agent at an exercise price of $0.90 per share as commission for the sale of the shares and warrants. The issuance of the shares of common stock and warrants were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2) and Regulation D promulgated thereunder in that the securities were issued to accredited investors without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

X-FACTOR COMMUNICATIONS HOLDINGS, INC.

Date: August 14, 2013	By:	/s/ Charles Saracino
Charles Saracino, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Interim Chief Financial Officer (Principal Financial and Accounting Officer)